Form 10QSB
period 2002-07-31
BAYMONT CORP
filed 2002-10-25
CIK 1167886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  July  31,  2002


[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period  to


Commission File Number:  000-49996


                               Baymont Corporation
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                            71-0867612
-------------------------------                   ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)


4734 South Golf Course Drive
Blaine, Washington                                98230
----------------------------------------          -----
(Address of principal executive offices)          (Zip  Code)

Issuer's telephone number, including area code:   (360) 371-3995

                                      None
           ---------------------------------------------------------------
          (Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,985,713 shares of .001 par value Common Stock outstanding as of October 23, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              BAYMONT  CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------------------------------
                                        JULY 31    JANUARY 31
                                         2002         2002
-------------------------------------------------------------

ASSETS

Current
  Cash                                $ 41,532   $ 90,124

Mineral Property Interest (Note 4)           -          -
                                      --------------------
                                      $ 41,532   $ 90,124
==========================================================

LIABILITIES

Current
  Accounts payable                    $    818   $  5,298
                                      --------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with a
     par value of $0.001 per share
    100,000,000 preferred shares with
     a par value of $0.001 per share

  Issued:
    8,985,713 common shares              8,986      8,986

  Additional paid-in capital            86,585     86,585

Deficit Accumulated During
 The Exploration Stage                 (54,857)   (10,745)
                                      --------------------
                                        40,714     84,826
                                      --------------------

                                      $ 41,532   $ 90,124
==========================================================

                               BAYMONT  CORPORATION
                        (An  Exploration  Stage  Company)

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                             THREE       SIX      INCEPTION
                                            MONTHS      MONTHS   DECEMBER 21
                                             ENDED       ENDED      2001 TO
                                            JULY 31     JULY 31     JULY 31
                                             2002        2002        2002
----------------------------------------------------------------------------

Expenses
  Mineral property acquisition
   and exploration expenditures          $    4,424  $    4,424  $   6,924
  Office and sundry                             317         474        474
  Professional fees                          13,404      37,317     45,362
  Rent                                          200         537        737
  Transfer agent fees                             -       1,360      1,360
                                         ----------------------------------
Net Loss For The Period                      18,345      44,112     54,857

Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period                         36,512      10,745          -
                                         ----------------------------------

Deficit Accumulated During The
 Exploration Stage, End Of Period        $   54,857  $   54,857  $  54,857
===========================================================================

Net Loss Per Share                       $     0.01  $     0.01
===============================================================

Weighted Average Number Of
 Shares Outstanding                       8,985,713   8,985,713
===============================================================

                              BAYMONT  CORPORATION
                        (An  Exploration  Stage  Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                           THREE        SIX       INCEPTION
                                           MONTHS      MONTHS    DECEMBER 21
                                            ENDED       ENDED      2001 TO
                                           JULY 31     JULY 31     JULY 31
                                            2002        2002        2002
----------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                 $(18,345)  $(44,112)  $(54,857)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activities
  Change in accounts payable                (5,048)    (4,480)       818
                                          -------------------------------
                                           (23,393)   (48,592)   (54,039)
                                          -------------------------------

Cash Flows From Financing Activity
  Issue of share capital                         -          -     95,571
                                          -------------------------------

Increase (Decrease) In Cash                (23,393)   (48,592)    41,532

Cash, Beginning Of Period                   64,925     90,124          -
                                          -------------------------------

Cash, End Of Period                       $ 41,532   $ 41,532   $ 41,532
=========================================================================

                                BAYMONT  CORPORATION
                           (An  Exploration  Stage  Company)

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   JULY 31, 2002
                                    (Unaudited)
                              (Stated in U.S. Dollars)



                                           COMMON STOCK            DEFICIT
                                  -----------------------------  ACCUMULATED
                                  NUMBER OF          ADDITIONAL   DURING THE
                                   COMMON     PAR     PAID IN    EXPLORATION
                                   SHARES    VALUE    CAPITAL       STAGE     TOTAL
                                  -------------------------------------------------

Shares issued for cash at $0.001  6,000,000  $6,000  $      -  $      -   $  6,000

Shares issued for cash at $0.03   2,985,713   2,986    86,585         -     89,571

Net loss for the period                   -       -         -   (10,745)   (10,745)
                                  -------------------------------------------------

Balance, January 31, 2002         8,985,713   8,986    86,585   (10,745)    84,826

Net loss for the period                   -       -         -   (44,112)   (44,112)
                                  -------------------------------------------------

Balance, July 31, 2002            8,985,713  $8,986  $ 86,585  $(54,857)  $ 40,714
                                  =================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of July 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2002 audited consolidated financial statements and notes thereto.


2.     OPERATIONS

Organization

The  Company  was  incorporated  in the State of Nevada, U.S.A., on December 21,
2001.

Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $54,857 for the period from December 21, 2001 (inception) to July 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Baymont Explorations Inc.

b)     Mineral  Property  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)     Joint  Venture

The Company's exploration activity will be conducted jointly with another party and, accordingly, the Company will only account for its proportionate interest in such activity.

d)     Use  of  Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

     i)   monetary  items  at  the  rate  prevailing  at the balance sheet date;
    ii)   non-monetary  items  at  the  historical  exchange  rate;
   iii) revenue and expense at the average rate in effect during the applicable accounting period.

f)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)     Loss  Per  Share

Loss per share is calculated using the weighted average number of common shares outstanding during the period.


4.     MINERAL  PROPERTY  INTEREST

By an agreement dated December 28, 2001, the Company acquired a 75% interest in the BOR Claims located in British Columbia, Canada, in consideration of a cash payment of $2,500.

Concurrently with the execution of this agreement, the Company entered into a joint venture agreement with the vendor of the property. The joint venture agreement requires that the Company expend an initial $12,000 on the property by December 31, 2002 with all further expenditures split 75% for the Company and 25% for their joint venture partner.


5.     CONTINGENCY

Under the terms of the joint venture agreement, either party's interest in the joint venture will be reduced proportionately for failure to contribute to exploration costs incurred pursuant to the agreement.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


Business  Overview

We are in the business of mineral exploration. We have acquired a 75% undivided interest in four mineral claims known as the Bor Mineral Property located in the Omineca Mining District in the Province of British Columbia, Canada. The acquisition of our 75% interest in the Bor mineral claims was made through our wholly-owned subsidiary, Baymont Exploration, Inc. The claims were purchased from Lorne Warren. Our objective is to conduct mineral exploration activities on the mineral claims in order to assess whether it possesses potential for commercially exploitable reserves of silver or copper. The remaining 25% interest was reserved by Mr. Warren. We also entered into a joint venture agreement with Mr. Warren creating a joint operation for the purposes of exploring the Bor mineral claims.

The joint venture agreement with Lorne Warren calls for us to make the first $12,000 in expenditures on the Bor property, which must be made on or before December 31, 2002. Thereafter, Baymont will pay its proportionate share of 75% and Mr. Warren will pay his proportionate share of 25%. Each party's share may be reduced under certain conditions. Mr. Warren has been designated the initial operator of the joint venture program, entitling him to some additional compensation.

Our plan of operations is to conduct mineral exploration activities on the Bor mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper or silver minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

Geological  Exploration  Program

We engaged Mr. John R. Poloni to prepare a geological evaluation report on the Bor mineral claims. We received this "Summary Report on the Bor Mining
Property For Baymont Exploration Inc." on January 20, 2002. This report summarized the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program on the mineral claims. This included a proposed Phase I and Phase II exploratory program.

Phase one exploration work was conducted on the property by Lorne Warren and his crew from January 28, 2002 to February 10, 2002. Six rock samples were analyzed which confirmed the presence of copper, silver and minor gold. Preliminary results from MMI, or mobile metal ion, soil sample geochemical survey were deemed very low by Mr. Warren and show MMI technology will not be a useful tool on these mineral claims. Rather, conventional soil geochemistry is indicated as a more efficacious and cost-effective method. Mobile Metal Ion is a process used to measure the mobile ions of metals from mineralization which have moved towards the surface and are loosely attached to soil particles, which can be sampled easily.

The electromagnetic receiver, or EM, geophysical survey conducted detected two significant conductors which could potentially represent bounding fault/shear structures next to the known zone. Bounding fault/shear structures refers to structures bordered by faults or shears, which are breaks in the continuity of a body of rock or of a vein, with dislocation along the plane or fracture. A conductor is a body or volume of rock that is more susceptible, or more visible, to electric and or electromagnetic currents. An electromagnetic receiver is a tool that enables geologists to locate conductors, which can be precious metals. Geologists utilize an EM Grid to facilitate surveys. The grid divides the surface into measured zones making surveying more systematic and easier to record results.

Mr. Warren recommended further work be conducted and on March 1, 2002, Mr. Poloni, our consulting geologist concurred that the results of the Phase I program warranted proceeding to the next phase. This phase two will increase the size of the target area size and evaluate the potential for a large porphyry copper deposit on the claim by expanding the old soil sample lines using conventional techniques to analyze the samples and extending the EM grid at the same time. A porphyry copper deposit is a deposit of dissiminated copper minerals in or around a large body of intrusive rock.

Plan  of  Operations

We have completed phase one of our planned two-phase exploration program on the Bor property and, together with phase two, expect the total cost for both phases to be approximately $11,900 to assess its potential to host copper and silver. Phase one, consisting of rock sampling and electromagnetic geological surveys, was completed at a cost of $4,100. Following this successful completion of Phase I, we now plan to undertake a second phase consisting of electromagnetic and soil sample surveys and geology.

Our business plan is to proceed with the exploration of the Bor mineral claims to determine whether there are mineral deposits of copper and silver. We estimate that phase two of the geological exploration program will cost approximately $7,800. We had $41,532 in cash reserves as of July 31, 2002. Accordingly, we are able to proceed with phase two of the exploration program without additional financing.

Mr. Poloni, our geologist, will be engaged to oversee the second phase of the work program. We anticipate that we will receive the results of this phase of exploration by the end of 2002 but an early snowfall could cause us some difficulty and affect accessibility to the property. Such difficulty would necessitate the use of snowmobiles instead of trucks which would cause a very slight delay of one day in and one day out for the added cost of about $1,500.

During this exploration stage, our president will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

Results  Of  Operations  For  Period  Ending  July  31,  2002

We did not earn any revenues during the period ending July 31, 2002. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred operating expenses in the amount of $54,857 for the period from inception on December 21, 2001 to July 31, 2002. These operating expenses included: (a) payments of $2,500 in connection with our acquisition the Bor mineral claims and $4,424 in exploration costs in connection of the Bor mineral claims, (b) rent of $737 and (c) professional fees in the amount of $45,362 in connection with our corporate organization and this registration statement. We incurred a loss in the amount of $54,857 for the period from inception to July 31, 2002. Our loss was attributable entirely to operating expenses.

Liquidity  and  Capital  Resources

We had cash on hand of $41,532 as of July 31, 2002. We anticipate that we will incur the following expenses through the end of our fiscal year:

1. $7,800 in connection with the completion of the second phase of our recommended geological work program;

2. $20,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934;


If additional work is recommended following phase two, additional funding may be required. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we may not be able to raise sufficient funding from the sale of our common stock to fund additional phases, if any, of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Traditional debt financing is not available at the early stages of exploration in which we are currently involved. We do not have any arrangements in place for any future equity financing.

Additional financing, if needed, may not be available. If we do not obtain additional financing necessary to conduct our exploration, we may consider bringing in an additional joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we may not ever be able to locate a joint venture partner who will assist us in funding our exploration of the Bor mineral claim.

                           PART II - OTHER INFORMATION

ITEM 1.          Legal  Proceedings

The Company currently is not a party to any material legal proceedings and, to the Company's knowledge; no such proceedings are threatened or contemplated.


ITEM 2.          Changes  in  Securities  and  Use  of  Proceeds.

The  Company  has  had  no  changes  in  Securities  or  Use  of  Proceeds.

Item 3.          Default  Upon  Senior  Securities

None.

Item 4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during our second quarter ended July 31, 2002.


Item 5.          Other  Information

None.


Item 6.          Exhibits  and  Reports  on  Form  8-K


EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


--------------     -------------------------------------------------------------
Exhibit Number                       Description of Exhibit
--------------     -------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYMONT CORPORATION

Date:  October 24, 2002


By:  /s/ Alfredo De Lucrezia
     ----------------------------------
     ALFREDO DE LUCREZIA
     CHIEF EXECUTIVE OFFICER,
     PRESIDENT, CHIEF FINANCIAL OFFICER
     AND DIRECTOR

                                 CERTIFICATIONS

I, Alfredo De Lucrezia, certify that;

1.   I have reviewed this quarterly report on Form10-QSB of Baymont Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



                                    /s/ Alfredo De Lucrezia
Date:  October 24, 2002             ___________________________________
                                    Alfredo De Lucrezia
                                    Chief Executive Officer
                                    and Chief Financial Officer