Form 10QSB
period 2002-10-31
BAYMONT CORP
filed 2002-12-16
CIK 1167886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  October  31,  2002


[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period ________ to


Commission File Number:   000-49996


                               Baymont Corporation
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                                  71-0867612
-------------------------------                         ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


4734 South Golf Course Drive
Blaine, Washington                                      98230
---------------------------------------                 -----
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:         (360) 371-3995

                                      None
          ----------------------------------------------------------------------
          (Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,985,713 shares of .001 par value
Common  Stock  outstanding  as  of  December  11,  2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------
                                          OCTOBER 31   JANUARY 31
                                            2002          2002
-----------------------------------------------------------------

ASSETS

Current
  Cash                                    $ 35,118   $ 90,124

Mineral Property Interest (Note 4)               -          -
                                          --------------------

                                          $ 35,118   $ 90,124
==============================================================

LIABILITIES

Current
  Accounts payable                        $  2,303   $  5,298
                                          --------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with a
     par value of $0.001 per share
    100,000,000 preferred shares with
     a par value of $0.001 per share

  Issued:
    8,985,713 common shares                  8,986      8,986

  Additional paid-in capital                86,585     86,585

Deficit Accumulated During The
 Exploration Stage                         (62,756)   (10,745)
                                          --------------------
                                            32,815     84,826
                                          --------------------

                                          $ 35,118   $ 90,124
==============================================================

                             BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------
                                          THREE       NINE       INCEPTION
                                         MONTHS      MONTHS     DECEMBER 21
                                          ENDED       ENDED       2001 TO
                                        OCTOBER 31  OCTOBER 31  OCTOBER 31
                                           2002        2002        2002
---------------------------------------------------------------------------

Expenses
  Mineral property acquisition
   and exploration expenditures          $        -  $    4,424  $ 6,924
  Office and sundry                             232         706      706
  Professional fees                           5,517      42,834   50,879
  Rent                                          150         687      887
  Transfer agent fees                             -       1,360    1,360
  Consulting fees                             2,000       2,000    2,000
                                         --------------------------------
Net Loss For The Period                       7,899      52,011   62,756

Deficit Accumulated During The
 Exploration Stage, Beginning
 Of Period                                   54,857      10,745        -
                                         --------------------------------

Deficit Accumulated During The
 Exploration Stage, End Of Period        $   62,756  $   62,756  $62,756
=========================================================================

Net Loss Per Share                       $     0.01  $     0.01
================================================================

Weighted Average Number Of
 Shares Outstanding                       8,985,713   8,985,713
================================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------
                                           THREE      NINE       INCEPTION
                                          MONTHS     MONTHS     DECEMBER 21
                                           ENDED      ENDED       2001 TO
                                        OCTOBER 31  OCTOBER 31  OCTOBER 31
                                            2002      2002         2002
---------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                 $(7,899)  $(52,011)  $(62,756)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activities
  Change in accounts payable                1,485     (2,995)     2,303
                                          ------------------------------
                                           (6,414)   (55,006)   (60,453)
                                          ------------------------------

Cash Flows From Financing Activity
  Issue of share capital                        -          -     95,571
                                          ------------------------------

Increase (Decrease) In Cash                (6,414)   (55,006)    35,118

Cash, Beginning Of Period                  41,532     90,124          -
                                          ------------------------------

Cash, End Of Period                       $35,118   $ 35,118   $ 35,118
========================================================================

                                  BAYMONT CORPORATION
                           (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  OCTOBER 31, 2002
                                    (Unaudited)
                              (Stated in U.S. Dollars)



                                          COMMON STOCK            DEFICIT
                                  ----------------------------- ACCUMULATED
                                  NUMBER OF          ADDITIONAL DURING THE
                                   COMMON     PAR     PAID IN   EXPLORATION
                                   SHARES    VALUE    CAPITAL     STAGE      TOTAL
                                  -------------------------------------------------
Shares issued for cash at $0.001  6,000,000  $6,000  $      -  $      -   $  6,000

Shares issued for cash at $0.03   2,985,713   2,986    86,585         -     89,571

Net loss for the period                   -       -         -   (10,745)   (10,745)
                                  -------------------------------------------------

Balance, January 31, 2002         8,985,713   8,986    86,585   (10,745)    84,826

Net loss for the period                   -       -         -   (52,011)   (52,011)
                                  -------------------------------------------------

Balance, October 31, 2002         8,985,713  $8,986  $ 86,585  $(62,756)  $ 32,815
                                  =================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of October 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2002 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $62,756 for the period from December 21, 2001 (inception) to October 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Our business plan is to proceed with the exploration of the Bor mineral claims to determine whether there are mineral deposits of copper and silver. We estimate that phase two of the geological exploration program will cost approximately $7,800. We had $35,118 in cash reserves as of October 31, 2002. Accordingly, we are able to proceed with phase two of the exploration program without additional financing.

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

Results of Operations For Period Ending October 31, 2002

We did not earn any revenues during the period ending October 31, 2002. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred operating expenses in the amount of $62,756 for the period from inception on December 21, 2001 to October 31, 2002. These operating expenses included: (a) payments of $2,500 in connection with our acquisition the Bor mineral claims and $4,424 in exploration costs in connection of the Bor mineral claims, (b) rent of $887 and (c) professional fees in the amount of $50,879 in connection with our corporate organization and this registration statement. We incurred a loss in the amount of $62,756 for the period from inception to October 31, 2002. For the three month period ending October 31, 2002, we incurred a loss in the amount of $7,899. Our loss was attributable entirely to operating expenses.

Liquidity and Capital Resources

We had cash on hand of $35,118 as of October 31, 2002. We anticipate that we will incur the following expenses through the end of our fiscal year:

1. $7,800 in connection with the completion of the second phase of our recommended geological work program;

2. $12,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934;


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


ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Alfredo De Lucrezia. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3.     Default Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during our second quarter ended October 31, 2002.


Item 5.     Other Information

None.


Item 6.     Exhibits and Reports on Form 8-K


EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K


--------------      ------------------------------------------------------------
Exhibit Number                   Description of Exhibit
--------------      ------------------------------------------------------------

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

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYMONT CORPORATION

Date:  December 13, 2002


By:  /s/ Alfredo De Lucrezia
     ---------------------------------
     ALFREDO DE LUCREZIA
     CHIEF EXECUTIVE OFFICER,
     PRESIDENT, CHIEF FINANCIAL OFFICER
     AND DIRECTOR

                                 CERTIFICATIONS

I, Alfredo De Lucrezia, Chief Executive Officer and Chief Financial Officer of Baymont Corporation (the "Registrant"), certify that;

(1)  I have reviewed this quarterly report on Form10-QSB of Baymont Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 13, 2002            /s/ Alfredo De Lucrezia
                                    ___________________________________
                                    Alfredo De Lucrezia
                                    Chief Executive Officer
                                    and Chief Financial Officer