Form 10KSB
period 2003-01-31
BAYMONT CORP
filed 2003-05-01
CIK 1167886

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  January  31,  2003
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-49995
                               ---------

                               BAYMONT CORPORATION
                               -------------------
             (Exact name of Registrant as specified in its charter)

     NEVADA                                 71-0867612
----------------                            ----------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
incorporation  or  organization)            Identification  Number)

4734  SOUTH  GOLF  COURSE  DRIVE
BLAINE,  WASHINGTON                         98230
-------------------                         -----
(Address  of principal executive offices)   (Zip Code)

Registrant's  telephone  number,
 including  area  code:                     (360)  371-3995
                                            ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: 100,000,000 SHARES OF COMMON STOCK

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  fiscal  year  ended  January  31,  2003  were  $NIL

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 31, 2003 is: $171,143.

The number of shares of the issuer's Common Stock outstanding as of January 31, 2003 is 8,985,713.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]   No [X ]

                                     PART I
                                     ------

ITEM  1.     DESCRIPTION  OF  BUSINESS

IN  GENERAL

We were incorporated on December 21, 2001 under the laws of the state of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 75% undivided interest in four mineral claims that we refer to as the Bor mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess deposits of copper or silver. We can provide no assurance to investors that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we definitely have no reserves on our mineral claims. We do not have any plans in the foreseeable future to engage in a reverse merger or otherwise change or plan of business. We are not aware of any circumstances at this time which would make us change our plan of business.

ACQUISITION  OF  THE  BOR  MINERAL  CLAIMS

Through our wholly-owned subsidiary, we purchased a 75% undivided interest in a group of mineral claims known as the BOR Claims, being four mineral claims covering a total area of 247 acres located in the Omineca Mining Division of the Province of British Columbia, Canada on December 28, 2001. The interest was purchased from Lorne B. Warren of Smithers, British Columbia, the beneficial owner of the claims, for US$2,500.

JOINT  VENTURE  AGREEMENT

We have also entered into a joint venture agreement dated December 28, 2001 with Mr. Warren to govern operation of the Bor claims. Under the terms of the Joint Venture Agreement, we will be responsible for the first $12,000 of exploration expenditures on the property. As originally agreed upon, this expenditure was due on or before December 31, 2002. However, due to inclement weather, the parties amended the Joint Venture Agreement on December 17, 2002 to extend the date for payment to June 30, 2003. Following this first expenditure, the parties will be responsible to pay their proportionate shares of future exploration programs.

Under the terms of the exploration joint venture agreement with Lorne Warren, we have agreed to use our best efforts to explore the Bor mineral claims with the goal of eventually putting the property into commercial production should both a feasibility report recommending commercial productions be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial production. Both parties under the terms agree to associate and participate in a single purpose joint venture to carry out the project. Beneficial ownership of the property remains in each party's proportion to its respective interest. Also, costs are to be met by each party in proportion to its interest. It is possible that results may be positive from the exploration program but not sufficiently positive to warrant proceeding at a particular point in time. World prices for minerals may dictate not proceeding; in addition, the atmosphere for financing mineral exploration ventures may have an impact.

The feasibility report must be suitable for presentation to arm's length institutional lenders considering project financing, showing the feasibility of placing any part of the mineral claims into commercial production as a mine and must include a reasonable assessment of the various categories of ore reserves and their amenability to metallurgical treatment, a complete description of the work, equipment and supplies required to bring that part of the property into commercial production and the estimated cost. It must also include a description of the mining methods to be employed and a financial appraisal of the proposed operations. This bankable feasibility study will result in increased costs to us and a delayed timetable for our planned exploration activities while the study is conducted.

The first $12,000 of exploration expenditures made by us will not be included in the calculation of our proportionate share of the initial program or any other program. The interest of each party may be reduced and the other party's interest increased by an amount equal to share of the exploration costs they were obligated to pay. If the interest of either us or Mr. Warren is reduced to less than 15%, then that party will be deemed to have assigned their interest to the other party, and their sole remuneration and benefit from the joint venture agreement will be a 5% net proceeds of production royalty. The respective interests of each party could be increased or decreased from time to time if any or all of the following events occur: (1) a party fails to pay its proportionate share of the costs; (2) a party elects not to participate in the program; and/or
(3) a party elects to pay less than its proportionate share of the costs for the program. If these terms operate to cause a party's interest in the property to be reduced to 15% or less, that party will assign and convey its interest to the other party and will receive a royalty equal to 5% of net proceeds of production royalty, subject to certain adjustments, payable within 60 days after the end of each calendar quarter, as and when any net proceeds of production are available for distribution.

The joint venture will terminate if one party acquires both a 100% interest and a 100% interest in the net proceeds of production. This is a standard provision in many joint venture agreements. Its purpose is to allow parties to sell their interest to each other, thereby causing one party to own both a 100% interest and a 100% interest in the net proceeds of production. If a party is diluted to the point of a 5% royalty interest, they may sell their royalty interest to the other party thus terminating the venture.

The joint venture agreement provides for Mr. Warren to initially act as the operator of the joint venture program. Mr. Warren has carried out prospecting and placer mining on his own behalf since 1963. Since 1967, Mr. Warren's employers and clients have included Mastadon Highland Bell Mines, Phelps Dodge, Native Mines, Manex Mines, Bema, Grandby Mining Corp. from 1971 to 1979, Angel Jade Mines, Rubicon Mines and Asarco Ltd. In addition to prospecting, Mr. Warren is currently president and manager of CJL Enterprises Ltd. and Kengold Mines Ltd., providing exploration services to various clients and developing in-house projects. As compensation for head office overhead expenses that he, or subsequent operators, may incur as operator, the joint venture will pay the operator an amount equal to:

     (1)     with  respect  to  programs:
          a. 2% for each individual contract which expressly includes an overhead charge by the party contracted;
          b. 5% for each individual contract which exceeds $50,000 and is not subject to clause (1) a, above.
          c. 10% of all other costs not included in clauses (1) a and (1) b, above.
     (2)  with  respect  to  construction:  1%  of  all  other  such  costs;
     (3) subsequent to the completion date: 3.5 % of all operating costs. The completion date is the date approved by the management committee and on which commercial production begins.

To summarize, the above pay schedule results in the operator receiving a fee ranging from 1% to 10%. The exact percentage depends upon the nature of the agreement with contractors on the property and the work to be done.

The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property. A management committee consisting of one representative of each party will oversee the operator and manage or supervise the management of the business and affairs of the joint venture. Each representative may cast that number of votes that is equal to that party's interest; simple majority prevails and the management committee's decisions made in accordance with the joint venture agreement are binding on all parties. The joint venture agreement contemplates that the agreement will stay in effect for so long as any part of the property or project is held in accordance with the agreement, unless earlier terminated by agreement of all parties.

DESCRIPTION  AND  LOCATION  OF  THE  BOR  MINERAL  CLAIMS

The property comprises four mineral claims with a total area of 247 acres, located 77 miles S.W. of Fort St. James, British Columbia. The claims are located 1.5 miles north of Tchentlo Lake, 77 miles by road from Fort St. James, British Columbia, Map No. 93N/3E. The claims are accessible by logging road. The claims were selected because they contained a relatively new find owned by a well known prospector, Lorne Warren, who had worked for our president Mr. De Lucrezia on other mineral projuects. Mr. De Lucrezia obtained information on the area from the British Columbia Department of Mines and Geological Consultants and Mr. De Lucrezia believed the timing was opportune to obtain this property at the price paid. Mr. De Lucrezia does not need to stake claims himself since a contractor may serve as his agent in British Columbia, Canada.

The Bor mineral claims were recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following names and claim numbers:

     Name  of  Mineral  Claim    Grant  Number        Expiry  Date
     ------------------------    -------------        ------------

     BOR5                        372948               October  21,  2003
     BOR6                        372949               October  21,  2003
     BOR7                        372958               October  21,  2003
     BOR8                        372959               October  21,  2003

Title to the property's mineral claims was held in the name of Mr. Warren in trust for the parties in proportion to their respective interests as stipulated under the joint venture agreement, section 19.01. The Province of British Columbia owns the land covered by the mineral claims. Baymont's interest was formally recorded on May 17, 2002 and no trust exists any longer. To our knowledge, there are no native land claims that might affect our title to the mineral claims or to British Columbia's title of the property. There is no viable way for us to determine what claims, if any, certain aboriginal groups may make. The Government of British Columbia has adopted a policy that no private property rights will be expropriated to settle native claims.

Our mineral claims will expire on the dates indicated above unless they are extended. Sufficient work has already been completed on the property to maintain the claims in good standing without paying a filing fee to the Province of British Columbia in lieu of completing exploration work. Mineral claims of this type may be extended either by completing sufficient work and filing a report on the work completed on the mineral property with the British Columbia Ministry of Energy and Mines, or by paying a filing fee in lieu of performing the exploration work. The fee amount is approximately $100 per claim, per year in the first three years, and $200 per claim, per year afterwards, up to ten years.

Mr. Warren recorded these claims to cover the main area of potential copper and silver mineralization. Mr. Warren is the legal owner of the mineral claims but Mr. Warren and Baymont Exploration Inc., our wholly-owned subsidiary, are the beneficial owners of title to the mineral claims, and no other person or entity has any interest in the mineral claims. A bill of sale was executed on May 16, 2002 and filed on May 17, 2002 with the Minerals Title Branch, Energy and Minerals Division, Ministry of Employment and Investment, British Columbia to have our interest in these mineral claims legally recognized in the title to these claims.

Based on our completion of phase one, we have already conducted enough exploration to extend our mineral claims well beyond the current expiry date of October 21, 2003.

GEOLOGICAL  REPORT

We engaged Mr. John R. Poloni to prepare a geological evaluation report on the Bor mineral claims. Mr. Poloni is a consulting geologist and registered professional engineer in the Geological Section of the Association of Professional Engineers of the Province of British Columbia, Canada. Mr. Poloni is also a member of the Canadian Institute of Mining and Metallurgy. He graduated from McGill University of Montreal, Canada with a B.Sc. Degree in Geology in 1964. Mr. Poloni has practiced his profession since 1964.

The work completed by Mr. Poloni in preparing the geological report consisted of the review of geological data from previous exploration. This data acquisition involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims. The work involved in this data acquisition includes report reproduction and compilation of preexisting information.

We received the geological evaluation report on the mineral claims prepared by Mr. Poloni on January 20, 2002. This report is entitled "Summary Report on the Bor Mining Property For

Baymont Exploration Inc." The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

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

Mr. Warren recommended further work be conducted. This phase two will increase the size of the target area size and evaluate the potential for a large porphyry copper deposit on the claim by expanding the old soil sample lines using conventional techniques to analyze the samples and extending the EM grid at the same time. A porphyry copper deposit is a deposit of disseminated copper minerals in or around a large body of intrusive rock.

On March 1, 2002, Mr. Poloni, our consulting geologist, completed his review the phase one work results on our Bor mineral claims as prepared by Mr. Warren. Mr. Poloni concurred that the results were favorable and he recommended we proceed to the next phase of our exploration program.

EXPLORATION  HISTORY  OF  THE  MINERAL  CLAIMS

The history of the exploration of the mineral claims is summarized in the summary geological report that we obtained from Mr. Poloni. The general area of the mineral claims was originally investigated in 1970. This was a follow-up based on interesting finds of copper soil geochem anomalies located near what are now the Bor Mining Claims. Geochem anomalies are any departure from the norm of soil, rock or silt which may indicate the presence of mineralization in the underlying bedrock. The property is owned by the Province of British Columbia.

The following summary of the exploration history of the mineral claims is based on Mr. Poloni's description in the summary report.

1. The earliest activities in the area of the mineral claims began in the 1970 after copper soil geochem anomalies were located nearby;

2. In 1981, Placer Development Ltd. conducted further soil sampling and geophysics near, but not on, the mineral claims;

3. In the fall of 1999, chalcopyrite, iron pyrite and magnetite mineralization were discovered by loggers excavating a rock pit at 20.5 km, or 12.74 miles, on a road named the "T-road".

We acquired the property in December 2001 from Lorne B. Warren. Mr. Warren had acquired the property by staking claims over the area in October 2000.

GEOLOGY  OF  THE  MINERAL  CLAIMS

The Bor mineral claims occur in a region near the southern end of the South Hogem Batholith. A batholith is a large body of igneous rock, bounded by irregular, cross-cutting surfaces or fault plates and believed to have crystallized at a considerable depth below the earth's surface. The South Hogem Batholith is a complex, triple-phase, composite calc - alkaline to alkalic group of plutons. Triple phase means three different intrusive events in the same area from the same source. These plutons, which are rocks of igneous origin that were formed at great depths, have ages that span from the Lower Jurassic to the Lower Cretaceous periods. Igneous rocks or those rocks that solidified from molten or partially molten material, i.e., from a magma. They intrude coeval (contemporaneous) volcanic and sedimentary rocks named the Takia Group, meaning a million years old, which are bounded immediately on the west by the Pinchi fault and 45 miles east by the Manson Fault. This Graben Structure is tectonically more commonly referred to as the Quesnel Trough. It includes intrusive volcanic and sedimentary rocks. A Gaben is an elongate, relatively depressed crustal unit or block that is bounded by faults on its long sides. It is a structural form that may or may not be geomorphologically expressed as a rift valley.

The land comprising the Bor mineral claims has been interpreted to be underlain by the Hogem Batholith. The gabbros are coarse-grained, dark green rock, consisting principally of orthoclase, augite and magnetite. The synodiorites are generally green, medium to coarse-grained, highly magnetic rocks composed of quartz, k-feldspar, plagioclase feldspar, horneblend, biotite, chlorite and magnetite. Both rock types are mineralized by pyrite ranging from trace to 5%.

In the Bor pit, the open fractures on the margins of the breccia fragments have been filled with chalcopyrite, magnetite, and pyrite in masses up to two feet in diameter. Very little alteration minerals occur with the mineralization. This indicates late stage solutions. No significant chalcopyrite occurs in the top
7.0 feet of the pit exposure, which may explain why no copper mineralization was found during surface prospecting of the Bor pit area. An unusual environment is indicated based on poor copper soil geochemical values over a significant copper showing at this location.

Phase one tested for covered copper and silver mineralization. An electromagnetic receiver, or E.M., was used on three test lines on strike from the Bor showing and two test lines of mobile metal ion, or MMI, soil geochemical surveys. These tests were used to ascertain if the exposed mineral is recognized by these methods and continues on trend under cover. Rock samples were also examined. These samples will be used to confirm or deny the presence and quantity of copper or silver mineralization.

RECOMMENDATIONS  OF  GEOLOGICAL  REPORTS

In his summary geological report, Mr. Poloni recommended the completion of two phases of a geological work program on the Bor mineral claims, targeting the southern end of the South Hogem Batholith, subject to the results of phase one. On March 1, 2002, Mr. Poloni completed his review of the phase one work results and recommended our proceeding to phase two.

As phase one is now complete, phase two is the next action to be accomplished in our business plan. The second phase of the recommended exploration program's primary purpose will be to build upon and extend the work conducted in phase one. Phase two will increase the size of the target area and evaluate the potential for a large porphyry copper deposit on the claim, by expanding the old soil sample lines using conventional techniques to analyze the samples extending the EM grid at the same time.

The  budget  for  the  first  phase  of  the  work  program  was  as  follows:

     Mob  and  Demobilization                              $   400
     Vehicle  and  Snowmobile  Rental                      $   400
     Room  and  Board,  2  men  @  $75/day  x  4  days     $   600
     Labor,  2  men  at  $250/day  x  4  days              $ 2,000
     Rock  Sample  Assays  x  4                            $    50
     Mobile  Metal  Ion  Soil  Analysis  x  8              $   250
     Electromagnetic  16  Rend  and  Field  Supplies       $   100
     Supervision  and  Support                             $   300
                                                          ---------
     Total  Phase  One                                     $ 4,100
                                                          =========

The cost for the second phase of the exploration program is projected to be as follows:


1.     Phase  2  -  Total  Phase  Two  Budget              $ 7,800
                                                          =========


Our working capital position as of April 30, 2002 was $59,059 and as of January 31, 2003 was $30,228. Accordingly, we will not require additional financing in order to complete phase two of this exploration program but any additional work recommended after completion of the second phase may require additional financing. We expect to start phase two shortly and complete this phase by June 30, 2003. No additional work beyond phase two is planned at this time.

The geological review and interpretations required in phases one and two of the exploration program have been and will continue to be comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next phase. Such positive results would include the identification of the zones of mineralization. As mentioned, positive results have been achieved for the phase one work program and the commencement of work on phase two is considered justified.

CURRENT  STATE  OF  EXPLORATION

Our mineral claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim.

We have only recently commenced exploration of the mineral claim and exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

GEOLOGICAL  EXPLORATION  PROGRAM

We accepted the recommendations of the summary report dated January 20, 2002 and have now completed phase one of the geological exploration program. Based on the recommendation of our geologist, we have decided to proceed to phase two. We expect to start phase two shortly and complete this phase by June 30, 2003. A decision on proceeding beyond the planned phase two will be made by assessing whether the results of phase two were sufficiently positive to enable us to obtain the financing we will need for us to continue through additional phases of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of stage two. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a myriad of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding phase. It is impossible to quantify in advance what will be sufficiently positive.

We do not currently have any plans for a Phase three because Phase three, if recommended by our geologist, will depend upon the results of Phase two. Costs will depend on recommendations, which cannot be made until Phase two is completed.

COMPETITION

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

COMPLIANCE  WITH  GOVERNMENT  REGULATION

We have incorporated a British Columbia subsidiary, Baymont Explorations Inc., to avoid the need to incorporate extra-provincially. Baymont Explorations Inc. is a wholly-owned subsidiary of Baymont Corporation. All activities on the mineral claim will be conducted through this subsidiary.

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to Baymont and its subsidiary is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral
Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a Free Use Permit or a License to Cut must be issued by the Ministry of Forests. Items such as waster and waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We have completed phase one of the work program including a review of phase one and recommendations from the geologist. The first phase consisted of grid layout and placement of two soil geochemistry lines with eight test sample sites for Mobile Metal Ion, or MMI, and rock sampling to confirm the presence of copper or silver mineralization and three test electromagnetic, or E.M., lines at 1,500 yards. Phase two will include additional follow-up on the electromagnetic test lines. It will also include conventional soil geochemistry, further sampling and geology.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$100 per mineral claim unit per year in order to keep the property in good standing, which we have done. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed.

EMPLOYEES

We have no employees as of the date of this report other than Mr. De Lucrezia, our sole officer.

We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We have incorporated a wholly-owned British Columbia subsidiary, Baymont Explorations Inc. All activities on the mineral claim will be conducted through this subsidiary.

PATENTS  AND  TRADEMARKS

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

RISKS  RELATED  TO  OUR  FINANCIAL  CONDITION  AND  BUSINESS  MODEL

BECAUSE OUR SOLE EXECUTIVE OFFICER DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL

Mr. De Lucrezia, our sole executive officer and sole director, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

IF  WE  DO  NOT  OBTAIN  ADDITIONAL  FINANCING,  OUR  BUSINESS  WILL  FAIL

Our current operating funds are less than necessary to complete the exploration of the mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of January 31, 2003, we had cash in the amount of $30,868. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. While we have sufficient funds to carry out phase two of the recommended exploration program on the Bor mineral claims, we will require additional financing in order to complete any subsequent recommended exploration program. We will also require additional financing if the costs of the exploration of our 75% owned mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

BECAUSE  WE  HAVE  NOT  COMMENCED  BUSINESS  OPERATIONS,  WE FACE A HIGH RISK OF
BUSINESS  FAILURE  DUE  TO  OUR INABILITY TO PREDICT THE SUCCESS OF OUR BUSINESS

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2001 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and obtaining a summary geological report on our mineral claims. We have not earned any revenues as of the date of this report.

BECAUSE  OF  THE  UNIQUE  DIFFICULTIES  AND  UNCERTAINTIES  INHERENT  IN MINERAL
EXPLORATION  AND  THE  MINING  BUSINESS, WE FACE A HIGH RISK OF BUSINESS FAILURE

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.

These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

BECAUSE WE ANTICIPATE OUR OPERATING EXPENSES WILL INCREASE PRIOR TO OUR EARNING REVENUES, WE MAY NEVER ACHIEVE PROFITABILITY

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS SUBSTANTIAL RISK THAT NO MINERAL DEPOSITS WILL BE FOUND AND THIS BUSINESS WILL FAIL

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture necessarily involving substantial risk.
The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE ACCESS TO OUR MINERAL CLAIMS MAY BE RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION

Access to the bor mineral claim may be restricted through some of the year due To weather in the area. As a result, any attempt to test or explore the Property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such Delays can have a significant negative effect on our results of operations.

The property comprises four mineral claims with a total area of 247 acres, located 77 miles S.W. of Fort St. James, British Columbia. This is an essentially undeveloped area in the central part of British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved logging road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March, making the logging road unsafe for travel.

BECAUSE OUR PRESIDENT HAS ONLY AGREED TO PROVIDE HIS SERVICES ON A PART-TIME BASIS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL

Mr. De Lucrezia, our president, provides his management services to number of companies. Because we are in the early stages of our business, Mr. De Lucrezia will not be spending a significant amount of time to our business. Mr. De Lucrezia expects to expend approximately six hours per week on our business. Later, if the demands of our business require the full business time of Mr. De Lucrezia, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Lucrezia to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. De Lucrezia's other interests increase. Competing demands on Mr. De Lucrezia's time may lead to a divergence between his interests and the interests of other shareholders.

RISKS  RELATED  TO  LEGAL  UNCERTAINTY  AND  REGULATIONS

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out exploration program.


ITEM  2.     DESCRIPTION  OF  PROPERTIES

We have a 75% undivided interest in the Bor mineral claims. We do not own any property other than our interest in the Bor mineral claims. We rent shared office space at 4734 South Golf Course Drive, Blaine, Washington at a cost of $125 per month with a move-in fee of $200. This rental is on a month-to-month basis without a formal contract.


ITEM  3.     LEGAL  PROCEEDINGS

We  are  not  currently  a  party  to  any  legal  proceedings.

Our agent for service of process in Nevada is Michael A. Cane, 2300 West Sahara Avenue, Suite 500, Box 18, Las Vegas, Nevada 89102.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal year ended January 31, 2003.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

MARKET  INFORMATION

There is presently no public market for our common stock. We anticipate making an application for quotation of our common stock on the NASD over the counter bulletin board. However, we can provide no assurance that our shares will be quoted on the bulletin board or, if quoted, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

HOLDERS  OF  OUR  COMMON  STOCK

As of the date of this annual report, we had forty-one (41) registered shareholders.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

We did not complete any unregistered sales of our common stock during our fiscal year ended
January  31,  2003.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

PLAN  OF  OPERATIONS

Our business plan is to proceed with the exploration of the Cinema Group mineral claim to determine whether there are commercially exploitable reserves of gold and silver or other metals. We have decided to continue with phase two of the exploration program recommended as a result of the findings of the first phase of our exploration program. Phase two of the recommended geological exploration program will cost approximately $8,000. We had $30,868 in cash reserves as of January 31, 2003. Accordingly, we are able to proceed through phase two of the exploration program without additional financing.

We expect to start phase two shortly and complete this phase by June 30, 2003. Once we receive results from the phase two exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to obtain the financing necessary to proceed.

During our exploration stage, our president will only be devoting approximately five hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

RESULTS  OF  OPERATIONS  FOR  FISCAL  YEAR  ENDED  JANUARY  31,  2003

We did not earn any revenues during the fiscal year ended January 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $65,343 for the period from inception on December 21, 2001 to January 31, 2003. These expenses included: (a) payments of $6,924 in connection with acquisition and exploration of the Cinema Group mineral claim; (b) office related fees in the amount of $1,058; (c) rent in the amount of $785; (d) professional fees in the amount of $53,216 in connection with our corporate organization and registration process with the SEC; (e) transfer agent fees in the amount of $1,360; and (f) consulting fees in the amount of $2,000.

We incurred a loss in the amount of $65,343 for the period from inception of December 21, 2001 to January 31, 2003. For the fiscal year ended January 31, 2003 only, we incurred a loss of $54,598. Our loss for this fiscal year was attributable to operating expenses, professional fees, consulting fees and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $30,868 as of January 31, 2003. We anticipate that we will incur through the end of our fiscal year:

* $7,800 in connection with the completion of the second phase of our recommended geological work program;

* $10,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

We have sufficient cash reserves to complete the second phase of our exploration program and meet our cash requirements through the end of our fiscal year. Further exploration studies, however, may require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. In the event that we shall require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

FORWARD  LOOKING  STATEMENTS

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.


ITEM  7.     FINANCIAL  STATEMENTS

Index  to  Financial  Statements:

1.   Auditors'  Report;

2. Audited Financial Statements for the year ended January 31, 2003, including:

     a.   Balance  Sheets  as  at  January  31,  2003  and  2002;

     b. Statements of Loss and Deficit for the year ended January 31, 2003 and for the period from inception on December 21, 2001 to January 31, 2002;

     c. Statements of Cash Flows for the years ended January 31, 2003 and for the period from inception on December 21, 2001 to January 31, 2002;

     d. Statements of Stockholders' Equity for the years ended January 31, 2003 and for the period from inception on December 21, 2001 to January 31, 2002;

     e.   Notes  to  Financial  Statements.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)

                                                           MORGAN
                                                           & COMPANY
                                                           CHARTERED ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT




To  the  Directors
Baymont  Corporation
(An  exploration  stage  company)


We have audited the consolidated balance sheets of Baymont Corporation (an exploration stage company) as at January 31, 2003 and 2002, and the consolidated statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the year ended January 31, 2003, for the period from inception, December 21, 2001, to January 31, 2002, and for the period from inception, December 21, 2001, to January 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2003 and 2002, and the results of its operations and cash flows for the year ended January 31, 2003, for the period from inception, December 21, 2001, to January 31, 2002, and for the period from inception, December 21, 2001, to January 31, 2003, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the consolidated financial statements, the Company incurred a net loss of $65,343 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                                      /s/ Morgan & Company
April  24,  2003                                         Chartered  Accountants



Tel: (604) 687-5841           MEMBER OF            P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075             ACPA        Suite 1488 - 700 West Georgia Street
www.morgan-cas.com          INTERNATIONAL               Vancouver, B.C.  V7Y 1A1

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)


--------------------------------------------------------
                                         JANUARY  31
                                       2003       2002
--------------------------------------------------------

ASSETS

Current
  Cash                              $ 30,868   $ 90,124

Mineral Property Interest (Note 3)         -          -
                                    --------------------
                                    $ 30,868   $ 90,124
========================================================
LIABILITIES

Current
  Accounts payable                  $    640   $  5,298
                                    --------------------
SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with
     a par value of $0.001 per share
    100,000,000 preferred shares with
     a par value of $0.001 per share

  Issued:
    8,985,713 common shares at
     January 31, 2003 and 2002         8,986      8,986

  Additional paid-in capital          86,585     86,585

Deficit Accumulated During
The Exploration Stage                (65,343)   (10,745)
                                    --------------------
                                      30,228     84,826
                                    --------------------
                                    $ 30,868   $ 90,124
========================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                   INCEPTION     INCEPTION
                                          YEAR     DECEMBER 21 DECEMBER 21
                                          ENDED      2001 TO     2001 TO
                                        JANUARY 31  JANUARY 31  JANUARY 31
                                           2003         2002       2003
--------------------------------------------------------------------------------

Expenses
  Mineral property acquisition
   and exploration expenditures         $    4,424  $    2,500  $ 6,924
  Office and sundry                          1,058           -    1,058
  Rent                                         585         200      785
  Professional fees                         45,171       8,045   53,216
  Transfer agent fees                        1,360           -    1,360
  Consulting fees                            2,000           -    2,000
                                        --------------------------------
Net Loss For The Period                     54,598      10,745  $65,343
                                                                ========
Deficit Accumulated During The
Exploration Stage, Beginning Of Period      10,745           -
                                        -----------------------
Deficit Accumulated During The
 Exploration Stage, End Of Period       $   65,343  $   10,745
===============================================================
Net Loss Per Share                      $     0.01  $     0.01
===============================================================


Weighted Average Number Of
Shares Outstanding                       8,985,713   6,071,136
===============================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)




--------------------------------------------------------------------------------
                                                 INCEPTION     INCEPTION
                                        YEAR     DECEMBER 21 DECEMBER 21
                                        ENDED      2001 TO     2001 TO
                                      JANUARY 31  JANUARY 31  JANUARY 31
                                         2003         2002       2003
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss for the period               $(54,598)  $(10,745)  $(65,343)

Adjustments To Reconcile
 Net Loss To Net Cash Used
By Operating Activities
Change in accounts payable              (4,658)     5,298        640
                                      -------------------------------
                                       (59,256)    (5,447)   (64,703)
                                      -------------------------------

Cash Flows From Financing Activity
Issue of share capital                       -     95,571     95,571
                                      -------------------------------

Increase (Decrease) In Cash            (59,256)    90,124     30,868

Cash, Beginning Of Period               90,124          -          -
                                      -------------------------------


Cash, End Of Period                   $ 30,868   $ 90,124   $ 30,868
=====================================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                JANUARY 31, 2003
                            (Stated in U.S. Dollars)



                                           COMMON STOCK
                                   -----------------------------  DEFICIT
                                                                  ACCUMULATED
                                   NUMBER OF          ADDITIONAL  DURING THE
                                   COMMON     PAR     PAID IN     EXPLORATION
                                   SHARES    VALUE    CAPITAL     STAGE      TOTAL
                                  -------------------------------------------------
Shares issued for cash at $0.001  6,000,000  $6,000  $      -  $      -   $  6,000

Shares issued for cash at $0.03   2,985,713   2,986    86,585         -     89,571

Net loss for the period                   -       -         -   (10,745)   (10,745)
                                  -------------------------------------------------

Balance, January 31, 2002         8,985,713   8,986    86,585   (10,745)    84,826

Net loss for the year                     -       -         -   (54,598)   (54,598)
                                  -------------------------------------------------
Balance, January 31, 2003         8,985,713  $8,986  $ 86,585  $(65,343)  $ 30,228
                                  =================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



1.     OPERATIONS

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $65,343 for the period from December 21, 2001 (inception) to January 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

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

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


3.     MINERAL  PROPERTY  INTEREST

By an agreement dated December 28, 2001, as amended, the Company acquired a 75% interest in the BOR Claims located in British Columbia, Canada, in consideration of a cash payment of $2,500.

Concurrently with the execution of this agreement, the Company entered into a joint venture agreement with the vendor of the property. The joint venture agreement requires that the Company expend an initial $12,000 on the property by June 30, 2003 with all further expenditures split 75% for the Company and 25% for their joint venture partner.


4.     CONTINGENCY

Under the terms of the joint venture agreement, either party's interest in the joint venture will be reduced proportionately for failure to contribute to exploration costs incurred pursuant to the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

We have had no disagreements with its independent auditors on accounting or financial disclosures.


                                    PART III
                                    --------

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Our executive officers and directors and their respective ages as of January 31, 2003 are as follows:

DIRECTORS:

Name  of  Director               Age
----------------------          -----
Alfredo  Javier  De  Lucrezia    36

EXECUTIVE  OFFICERS:

Name  of  Officer                Age       Office
--------------------            -----      -------
Alfredo  Javier  De  Lucrezia    36        President,  Treasurer  and
Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

MR. ALFREDO JAVIER DE LUCREZIA is our president, secretary, treasurer and sole member of our board of directors. Mr. De Lucrezia was appointed to our board of directors and as our president, secretary, and treasurer on December 21, 2001.

Since 1988, Mr. De Lucrezia has been the President and Co-Owner and in May 1999 became the sole owner of Tony's Painting and Decorating, a private company, which has been in operation since 1978. Mr. De Lucrezia is also the Co-Owner of Gala Events, a private company, which has been in operation since 1995. Mr. De Lucrezia does the accounting for and manages both of his private companies. During the period 1995 through 1998, Mr. De Lucrezia provided investor relations services for several public junior resource companies listed on the Vancouver Stock Exchange, including Canasia Industries Corp., Lucky Break Gold Ltd., Golden Temple Mining Corp. and International Croesus Ventures Corp. Mr. De Lucrezia is also a Director of Trivello Ventures Inc., formerly known as Solaia Ventures Inc., a public company listed on the Canadian Venture Exchange. Mr. De Lucrezia has approximately five years experience as a director and/or officer of other mineral resource companies. Those companies were: Solaia Ventures, International Croesus Ventures, Orex Ventures, Universal Explorations, Tryx Ventures. Mr. De Lucrezia responsibilities with these resource companies included finding properties for acquisition, negotiating property agreements, general corporate bookkeeping and administration, plus liason with professionals and market makers. During the period January 14, 1999 through March 30, 2003, Mr. De Lucrezia was president and Chief Executive Officer of Universal Exploration Corporation, a public company listed on the Canadian

Venture Exchange. Mr. De Lucrezia has a Business Administration Diploma from Capilano College, of Vancouver, British Columbia. Mr. De Lucrezia speaks
English,  Spanish  and  Italian.

Mr. De Lucrezia has also served as a director and officer of the following companies:

1. Mr. De Lucrezia was a director and president of Aquistar Ventures (USA) Inc., a public company on the Over-The-Counter Bulletin Board from September 10, 1999 to February 14, 2001. In this position, Mr. De Lucrezia provided management services including finding properties for acquisition, negotiating property agreements, general corporate bookkeeping and administration, plus liason with professionals and market makers.

2. Mr. De Lucrezia has been a director and the president of Tasker Capital Corp., a public company on the Over-The-Counter Bulletin Board, from September 15, 1999 to February 8, 2002. In this position, Mr. De Lucrezia provided management services including finding properties for acquisition, negotiating property agreements, general corporate bookkeeping and administration, plus liason with professionals and market makers.

TERM  OF  OFFICE

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT  EMPLOYEES

We  have  no  significant  employees  other  than  Alfredo  Javier  De Lucrezia.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended January 31, 2003 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:


-------------------------------------------------------------------------------
                              NUMBER      TRANSACTIONS      KNOWN  FAILURES
                              OF LATE     NOT TIMELY        TO FILE A REQUIRED
Name and Principal Position   REPORTS     REPORTED          FORM
-------------------------------------------------------------------------------
Alfredo Javier De Lucrezia,   None        None              None
Director, President,
Secretary,  and  Treasurer
-------------------------------------------------------------------------------

ITEM  10.               EXECUTIVE  COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended January 31, 2003 and the fiscal year ended January 31, 2002.



                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                                Other                           All
                                                Annual                          Other
                                                Com-  Restrict-                 Com-
                                                pen-  ed      Warr-             pen-
                                                sa-   Stock   ants &  LTIP       sa-
Name      Title      Year      Salary  Bonus    tion  Awarded Options payouts($)tion
----      -----      ----      ------  -----  ------- ------- ------- --------- ----
Alfredo   Director,  2003         0      0         0        0        0    0       0
Javier    President,
De        Secretary,
Lucrezia  and
          Treasurer
                     2002         0      0         0        0        0    0       0




STOCK  OPTION  GRANTS

To  date,  we  have  not  granted  any  stock  options.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


--------------------------------------------------------------------------------
                  Name and address           Number of Shares   Percentage  of
Title  of class   of beneficial owner        of Common Stock    Common Stock(1)
--------------------------------------------------------------------------------
Common  Stock       Alfredo  J.  De  Lucrezia   6,000,000  Shares     66.8%
                    Director,  President,
                    Secretary,  and  Treasurer
                    355  East  11th  Street
                    North  Vancouver,  BC  Canada
                    V7L  2H1
--------------------------------------------------------------------------------
Common  Stock       All Officers and Directors  6,000,000  Shares     66.8%
                    as  a  Group
                    (one  person)
--------------------------------------------------------------------------------
     (1)  Based  on  8,985,713 shares of our common stock issued and outstanding as  of  January  31,  2003.
================================================================================


Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    Any  of  our  directors  or  officers;
     *    Any  person  proposed  as  a  nominee  for  election  as  a  director;
     * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     *    Any  of  our  promoters;
     * Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. Alfredo J. De Lucrezia acquired 6,000,000 shares of our common stock in his own name at a price of $0.001 per share on December 21, 2001. Mr. De Lucrezia paid a total purchase price of $6,000 for these shares.

                                     PART IV
                                     -------

ITEM  13.     EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


EXHIBIT
NUMBER   DESCRIPTION  OF  EXHIBIT
--------------------------------------------------------------------------------
10.1     Amendment  No.1 to the Joint Venture Agreement dated December 17, 2002.
         (1)
99.1 and
99.2 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002.  (1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Annual  Report  on  Form  10-KSB
================================================================================


REPORTS  ON  FORM  8-K

None

ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alfredo J. De Lucrezia. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the exchange act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYMONT  CORPORATION




By:  /s/ Alfredo  J.  De  Lucrezia
     ------------------------------
     Alfredo  J.  De  Lucrezia
     President,  Secretary,  Treasurer,  and
     Director
     Date:  May  1,  2003

                                 CERTIFICATIONS

I, Alfredo J. De Lucrezia, Chief Executive Officer and Chief Financial Officer of Baymont Corporation (the "Registrant"), certify that;

(1)  I  have  reviewed  this annual report on Form10-KSB of Baymont Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May  1,  2003               /s/ Alfredo  J. De Lucrezia
                                   ------------------------------------
                                   (Signature)

                                   CHIEF  EXECUTIVE  OFFICER  AND
                                   CHIEF  FINANCIAL  OFFICER