Form 10QSB
period 2003-04-30
BAYMONT CORP
filed 2003-06-16
CIK 1167886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  April  30,  2003


[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period                 to
                                      --------------

Commission  File  Number:     000-49996


                               Baymont Corporation
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                      71-0867612
------                                      ----------
(State  or  other  jurisdiction  of         (IRS  Employer
incorporation  or  organization)            Identification  No.)


4734  South  Golf  Course  Drive
Blaine,  Washington                         98230
-------------------                         -----
(Address of principal executive offices)    (Zip  Code)

Issuer's  telephone  number,
  including  area code:                     (360) 371-3995

                                      None
          ----------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,985,713 shares of .001 par value Common Stock outstanding as of April 30, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)




----------------------------------------------------------
                                     APRIL 30   JANUARY 31
                                        2003       2003
----------------------------------------------------------
ASSETS

Current
  Cash                                $ 28,019   $ 30,868
  Prepaid expenses                         183          -
                                      --------------------
                                        28,202     30,868

Mineral Property Interest (Note 4)           -          -
                                      --------------------
                                      $ 28,202   $ 30,868
==========================================================
LIABILITIES

Current
  Accounts payable                    $      -   $    640
                                      --------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with
    a par value of $0.001 per share
    100,000,000 preferred shares with a
    par value of $0.001 per share

  Issued:
    8,985,713 common shares at
    April 30, 2003 and
    January 31, 2003                     8,986      8,986

Additional paid-in capital              86,585     86,585

Deficit Accumulated During
The Exploration Stage                  (67,369)   (65,343)
                                      --------------------

                                        28,202     30,228
                                      --------------------

                                      $ 28,202   $ 30,868
==========================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------

                                                               INCEPTION
                                                              DECEMBER 21
                                           THREE MONTHS ENDED   2001 TO
                                                APRIL 30       APRIL 30
                                           2003        2002      2003
------------------------------------------------------------------------
Expenses
  Mineral property acquisition and
  exploration expenditures              $        -  $        -  $ 6,924
  Office and sundry                            225         157    1,283
  Rent                                         150         337      935
  Professional fees                          1,051      23,913   54,267
  Transfer agent fees                          600       1,360    1,960
  Consulting fees                                -           -    2,000
                                        --------------------------------
Net Loss For The Period                      2,026      25,767  $67,369
                                                                ========
Deficit Accumulated During The
 Exploration Stage, Beginning Of Period     65,343      10,745
                                        -----------------------
Deficit Accumulated During The
 Exploration Stage, End Of Period       $   67,369  $   36,512
===============================================================

Net Loss Per Share                      $     0.01  $     0.01
===============================================================
Weighted Average Number Of
Shares Outstanding                       8,985,713   8,985,713
===============================================================

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------
                                                               INCEPTION
                                                              DECEMBER 21
                                           THREE MONTHS ENDED   2001 TO
                                                APRIL 30       APRIL 30
                                            2003      2002       2003
--------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss for the period                    $(2,026)  $(25,767)  $(67,369)

Adjustments To Reconcile Net Loss
 To Net Cash Used By Operating Activities
   Change in accounts payable                 (640)       568          -
   Change in prepaid expenses                 (183)         -       (183)
                                           ------------------------------
                                            (2,849)   (25,199)   (67,552)
                                           ------------------------------

Cash Flows From Financing Activity
   Issue of share capital                        -          -     95,571
                                           ------------------------------

Increase (Decrease) In Cash                 (2,849)   (25,199)    28,019

Cash, Beginning Of Period                   30,868     90,124          -
                                           ------------------------------

Cash, End Of Period                        $28,019   $ 64,925   $ 28,019
=========================================================================


                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                          COMMON STOCK            DEFICIT
                                   -----------------------------  ACCUMULATED
                                   NUMBER OF          ADDITIONAL  DURING THE
                                   COMMON     PAR     PAID IN     EXPLORATION
                                   SHARES    VALUE    CAPITAL     STAGE      TOTAL
-----------------------------------------------------------------------------------
Shares issued for cash at $0.001  6,000,000  $6,000  $      -  $      -   $  6,000

Shares issued for cash at $0.03   2,985,713   2,986    86,585         -     89,571

Net loss for the period                   -       -         -   (10,745)   (10,745)
                                  -------------------------------------------------
Balance, January 31, 2002         8,985,713   8,986    86,585   (10,745)    84,826

Net loss for the year                     -       -         -   (54,598)   (54,598)
                                  -------------------------------------------------

Balance, January 31, 2003         8,985,713   8,986    86,585   (65,343)    30,228

Net loss for the period                   -       -         -    (2,026)    (2,026)
                                  -------------------------------------------------

Balance, April 30, 2003           8,985,713  $8,986  $ 86,585  $(67,369)  $ 28,202
                                  =================================================


                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS  OF  PRESENTATION

     The unaudited consolidated financial statements as of April 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2003 audited consolidated financial statements and notes thereto.


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

     As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $67,369 for the period from December 21, 2001 (inception) to April 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                               BAYMONT CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

Under the terms of the Joint Venture Agreement, we will be responsible for the first $12,000 of exploration expenditures on the property. As originally agreed upon, this expenditure was due on or before December 31, 2002. However, due to inclement weather, the parties amended the Joint Venture Agreement on December 17, 2002 to extend the date for payment to June 30, 2003. Following this first expenditure, we will pay our proportionate share of 75% and Mr. Warren will pay his proportionate share of 25%. Each party's share may be reduced under certain conditions. Mr. Warren has been designated the initial operator of the joint venture program, entitling him to some additional compensation.

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

Plan  of  Operations

We have completed phase one of our planned two-phase exploration program on the Bor property and, together with phase two, expect the total cost for both phases to be approximately $11,900 to assess its potential to host copper and silver. Phase one, consisting of rock sampling and electromagnetic geological surveys, was completed at a cost of $4,100. Following this successful completion of Phase I, we have commenced a second phase consisting of electromagnetic and soil sample surveys and geology. Results from the program are not yet available.

Our business plan is to proceed with the exploration of the Bor mineral claims to determine whether there are mineral deposits of copper and silver. We estimate that phase two of the geological exploration program will cost approximately $7,800. We had $28,019 in cash reserves as of April 30, 2003. Accordingly, we are able to proceed with phase two of the exploration program without additional financing.

Mr. Poloni, our geologist, has been engaged to oversee the second phase of the work program which has recently been commenced.

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

Results  of  Operations  For  Period  Ending  April  30,  2003

We did not earn any revenues during the period ending April 30, 2003. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred expenses in the amount of $2,026 for the three month period ended April 30, 2003. These expenses included the following: (a) office related fees in the amount of $225 and rent in the amount of $150; (b) professional fees in the amount of $1,051 in connection with our corporate organization and registration process with the SEC; and (c) transfer agent fees in the amount of $600.

We incurred a loss in the amount of $67,369 for the period from inception to April 30, 2003. For the three month period ending April 30, 2003, we incurred a loss in the amount of $2,026. Our loss was attributable entirely to operating expenses.

Liquidity  and  Capital  Resources

We had cash on hand of $28,019 as of April 30, 2003. We anticipate that we will incur the following expenses through the end of our fiscal year:

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

Item 3.  Default  Upon  Senior  Securities

None.

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended April 30, 2003.


Item 5.  Other  Information

None.


Item 6.  Exhibits  and  Reports  on  Form  8-K


EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------------      ------------------------------------------------------------
Exhibit Number      Description of Exhibit
--------------      ------------------------------------------------------------
    99.1            Certification of Chief Executive Officer and Chief Financial
                    Officer  pursuant  to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002(1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYMONT  CORPORATION

Date:     June  16,  2003


By:  /s/ ALFREDO  DE  LUCREZIA
     -------------------------------
     ALFREDO  DE  LUCREZIA
     CHIEF  EXECUTIVE  OFFICER,
     PRESIDENT,  CHIEF  FINANCIAL  OFFICER
     AND  DIRECTOR

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



Date:   June  16,  2003       /s/ Alfredo  De  Lucrezia
                              ___________________________________
                              Alfredo  De  Lucrezia
                              Chief  Executive  Officer
                              and  Chief  Financial  Officer