Form 10QSB
period 2003-10-31
BAYMONT CORP
filed 2003-12-15
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003

☐  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _____________________to _____________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
☒  Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,985,713 shares of $0.001 par value Common Stock outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

BAYMONT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

BAYMONT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	JANUARY 31
	2003	2003

ASSETS

Current
Cash	$20,037	$30,868

Mineral Property Interest (Note 4)	-	-
	$20,037	$30,868

LIABILITIES

Current
Accounts payable	$7,600	$640

SHAREHOLDER’S EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $ 0.001 per
share
100,000,000 preferred shares with a par value of $0.001 per
share

Issued:
8,985,713 common shares at October 31, 2003 and
January 31, 2003	8,986	8,986

Additional paid-in capital	86,585	86,585

Deficit Accumulated During The Exploration Stage	(83,134)	(65,343)
	12,437	30,228
	$20,037	$30,868

BAYMONT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
 (Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	OCTOBER 31		OCTOBER 31		OCTOBER 31
	2003	2002	2003	2002	2003

Expenses
Mineral property
acquisition and
exploration expenditures	$-	$-	$7,600	$4,424	$14,524
Office and sundry	467	232	917	706	1,975
Rent	150	150	450	687	1,235
Professional fees	1,673	5,517	8,224	42,834	61,440
Transfer agent fees	-	-	600	1,360	1,960
Consulting fees	-	2,000	-	2,000	2,000

Net Loss For The Period	2,290	7,899	17,791	52,011	$83,134

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	80,844	54,857	65,343	10,745

Deficit Accumulated During
The Exploration Stage,
End Of Period	$83,134	$62,756	$83,134	$62,756

Basic And Diluted Loss Per
Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	8,985,713	8,985,713	8,985,713	8,985,713

BAYMONT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	OCTOBER 31		OCTOBER 31		OCTOBER 31
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(2,290)	$(7,899)	$(17,791)	$(52,011)	$(83,134)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Change in accounts payable	(2,620)	1,485	6,960	(2,995)	7,600
	(4,910)	(6,414)	(10,831)	(55,006)	(75,534)

Cash Flows From Financing Activity
Issue of share capital	-	-	-	-	95,571

Increase (Decrease) In Cash	(4,910)	(6,414)	(10,831)	(55,006)	20,037

Cash, Beginning Of Period	24,947	41,532	30,868	90,124	-

Cash, End Of Period	$20,037	$35,118	$20,037	$35,118	$20,037

BAYMONT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	6,000,000	$6,000	$-	$-	$6,000

Shares issued for cash at $0.03	2,985,713	2,986	86,585	-	89,571

Net loss for the period	-	-	-	(10,745)	(10,745)

Balance, January 31, 2002	8,985,713	8,986	86,585	(10,745)	84,826

Net loss for the year	-	-	-	(54,598)	(54,598)

Balance, January 31, 2003	8,985,713	8,986	86,585	(65,343)	30,228

Net loss for the period	-	-	-	(17,791)	(17,791)

Balance, October 31, 2003	8,985,713	$8,986	$86,585	$(83,134)	$12,437

BAYMONT CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited consolidated financial statements as of October 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2003 audited consolidated financial statements and notes thereto.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $83,134 for the period from December 21, 2001 (inception) to October 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

BAYMONT CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
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

OCTOBER 31, 2003
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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Baymont Corporation (the “Company”) files with the Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we", "us", "our", and “our company” mean Baymont Corporation, unless otherwise indicated.

General

Our Company is in the business of mineral exploration. We acquired a 75% undivided interest in four mineral claims known as the “Bor” Mineral Claims located in the Omineca Mining District in the Province of British Columbia, Canada. The acquisition of our 75% interest in the Bor mineral claims was made through our wholly-owned subsidiary, Baymont Exploration, Inc. The claims were purchased from Lorne Warren. The remaining 25% interest was reserved by Mr. Warren. We also entered into a joint venture agreement (the “JV Agreement”) with Mr. Warren on December 28, 2001, creating a joint operation for the purposes of exploring the Bor mineral claims. Under the terms of the JV Agreement with Mr. Warren, we were required to pay the first $12,000 of all exploration expenditures incurred by the joint venture in respect of mineral exploration activities conducted on the property.

The exploration work completed on the property to date was sufficient to meet our expenditure obligations under the JV Agreement. For any additional work, we will pay our proportionate share of 75% and Mr. Warren will pay his proportionate share of 25%. Each party's share may be reduced under certain conditions. Mr. Warren has been designated the initial operator of the joint venture program, entitling him to some additional compensation.

Plan of Operations

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

We engaged Mr. John R. Poloni, B.Sc. P.Eng., our geological consultant, to prepare a geological evaluation report on the Bor mineral claims. We received this "Summary Report on the Bor Mining Property For Baymont Exploration Inc." on January 20, 2002. This report summarized the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program on the mineral claims. This included a proposed Phase I and Phase II exploratory program.

We completed phase one and phase two of our planned two-phase exploration program on the Bor property. The total cost for both phases was approximately $12,000. Phase one, consisting of rock sampling and electromagnetic geological surveys, was completed at a cost of $4,100 in February, 2002. Following this successful completion of Phase I, we completed a second phase consisting of geological prospecting to extend known zones of interest and locate additional zones of interest at a cost of $7,600 in September, 2003. Results from the program are not yet available. Preliminary results from the Phase II exploration program, as reported by our operator for the exploration program, Mr. Warren, have confirmed that geophysical anomalies previously found are unmineralized faults and that no additional mineralized zones of interest were found.

Our business plan is to re-evaluate with our joint venture partner whether to proceed with the exploration of the Bor mineral claims following receipt of assays and a final report on phase two of the work program. If a further program is advisable, we will require additional financing.

During this exploration stage, our president will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be approximately $15,000. Accordingly, we will require additional financing to fund our operations for the next twelve months. We anticipate that any additional financing will involve an equity financing. However, there is no assurance that we will be able to secure the necessary financing.

Results of Operations For Period Ending October 31, 2003

We did not earn any revenues during the period ended October 31, 2003. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred expenses in the amount of $2,290 for the three month period ended October 31, 2003 and $17,791 for the nine months ended October 31, 2003. These expenses in the third quarter ended October 31, 2003 included the following: (a) office related fees in the amount of $467 and rent in the amount of $150; and (b) professional fees in the amount of $1,673 in connection with our corporate organization and ongoing reporting obligations under the Exchange Act.

For the three month period ended October 31, 2003, we incurred a loss in the amount of $2,290 and $17,791 for the nine month period ended October 31, 2003. We incurred a loss in the amount of $83,134 for the period from inception to October 31, 2003. Our loss was attributable entirely to operating expenses.

Liquidity and Capital Resources

We had working capital of $12,437 as of October 31, 2003 compared to working capital of $30,228 as of January 31, 2003. We anticipate that we will incur approximately $3,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act through the end of our fiscal year.

We are currently deciding whether to proceed with the exploration of the Bor mineral claims following receipt of assays and a final report on phase two of the work program. If we decide not to proceed with further explorations of the property, we may pursue other business opportunities. We are currently searching for suitable opportunities. Any new business or property would likely require additional financing. We intend to maintain our interest in the Bor mineral claims property pending a change in metal prices warranting further exploration of the property.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we may not be able to raise sufficient funding from the sale of our common stock to fund additional phases, if any, of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Traditional debt financing is not available at the early stages of exploration in which we are currently involved. We do not have any arrangements in place for any future equity financing.

Additional financing, if needed, may not be available. If we do not obtain additional financing necessary to conduct our exploration, we may consider bringing in an additional joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we may not ever be able to locate a joint venture partner who will assist us in funding our exploration of the Bor mineral claims.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.            CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alfredo De Lucrezia. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.            CHANGES IN SECURITIES.

None.

ITEM 3.            DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal quarter ended October 31, 2003.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2003 and we have not filed any Current Reports on Form 8-K since October 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYMONT CORPORATION

Date:          December 15, 2003

By:              /s/ Alfredo De Lucrezia
                   ALFREDO DE LUCREZIA
                   CHIEF EXECUTIVE OFFICER,
                   CHIEF FINANCIAL OFFICER
                   AND DIRECTOR