Form 10KSB
period 2004-01-31
AMERICAN GOLDFIELDS INC
filed 2004-04-29
CIK 1167886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2004

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ____________

         Commission File No.  000-49995

                            AMERICAN GOLDFIELDS INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                          71-0867612
-------------------------------------                     ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

200-4170 Still Creek Drive
Burnaby, B.C. Canada, V5C 6C6                                 V5C 6C6
------------------------------------                          -------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (604) 299-6600
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.001 per share

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

Revenues for fiscal year ended January 31, 2004 were 0.

The aggregate market value of the voting stock held by non-affiliates (computed based on $0.06 per share which was the sale price of the most recent private sale transactions and the price of the most recent stock option exercises) as of April 26, 2004 is: $1,134,857

The number of shares of the issuer's Common Stock outstanding as of April 26, 2004 is 24,914,278.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

American Goldfields Inc. f/k/a Baymont Corporation (the "Company" or "we") was incorporated on December 21, 2001 under the laws of the State of Nevada.

We are a natural resource exploration stage company engaged in the acquisition and exploration of mineral properties. Although we owned a 75% undivided interest in four mineral claims that we refer to as the Bor mineral claims, in April 2004 we terminated our interest in this venture.

On April 7, 2004, we entered into a non-binding Letter of Intent for an option to acquire a 100% interest in the Gilman Gold Prospect in Nevada. Further exploration of the Gilman mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess deposits of gold or silver. We can provide no assurance to investors that our mineral claims contain a commercially viable mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we definitely have no reserves on our mineral claims.

Corporate History

Since formation, the Company was controlled by its sole officer and director, Mr. Alfredo De Lucrezia. On February 5, 2004 Mr. Lucrezia appointed Donald Neal and Gregory Crowe to the Board and resigned as the Company's sole officer. Mr. Neal was duly appointed as the Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Neal's appointment to the Board became effective on February 5, 2004, and Mr. Crowe became a member of the Board on February 23, 2004, ten days after the mailing of the Information Statement regarding such changes. On such date, Mr. Lucrezia will have resigned as a director of the Company.

On February 10, 2004, Mr. Lucrezia sold 3,000,000 shares of Common Stock to each of Donald Neal and Gregory Crowe. The purchase price for each share of Common Stock was $0.035. Mr. Lucrezia no longer holds any shares of capital stock or other equity in the Company.

On February 23, 2004, the Company approved a 6:1 forward stock split. As a result of the stock split, an additional 44,928,565 shares of common stock were issued. The par value of the common stock remains unchanged at $0.001 per common share but the authorized number of common stock increased to 600,000,000 from 100,000,000.


On February 24, 2004, the Company and a majority of the Company's stockholders authorized the changing of the Company's name to American Goldfields Inc. The name change became effective March 31, 2004.


On March 31, 2004, each of Messrs. Neal and Crowe returned 15,000,000 shares (such number reflects the 6:1 stock split) of common stock to treasury for no proceeds. The Company did not record a gain or loss as a result of this transaction. Since it is customary for a mining exploration company to acquire properties with the issuance of stock, this is an option which Messrs. Neal and Crowe considered not only feasible and reasonable, but the only practicable method for the company to acquire property in light of the company's current financial condition. The stockholders/directors determined that they would prefer to dilute their personal equity interests in the company now rather than have the stockholders incur significant dilution in the future when, and if, a potential seller feels that the directors of the company have too significant of an equity interest. As a result of such cancellation, the number of shares of common stock issued and outstanding was 23,914,278.

The Bor Mineral Claims

Through our wholly-owned subsidiary, in December 2001 we had purchased a 75% undivided interest in a group of mineral claims known as the Bor Claims, being four mineral claims covering a total area of 247 acres located in the Omineca Mining Division of the Province of British Columbia, Canada. The interest was purchased from Lorne B. Warren of Smithers, British Columbia, the beneficial owner of the claims, for US$2,500.

Joint Venture Agreement

We had also entered into a joint venture agreement dated December 28, 2001 with Mr. Warren to govern operation of the Bor claims. Under the terms of the Joint Venture Agreement, as amended, we were responsible for the first $12,000 of exploration expenditures on the property and following this first expenditure, the parties were responsible to pay their proportionate shares of future exploration programs.

Under the terms of the exploration joint venture agreement with Lorne Warren, we had agreed to use our best efforts to explore the Bor mineral claims with the goal of eventually putting the property into commercial production should both a feasibility report recommending commercial productions be obtained and a decision to commence commercial production be made.

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

The work completed by Mr. Poloni in preparing the geological report consisted of the review of geological data from previous exploration. This data acquisition involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims. The work involved in this data acquisition included report reproduction and compilation of preexisting information.

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

The Phase II work was carried out from May 5 to May 10 and September 15 to 21, 2003. The work consisted of geological prospecting to find extensions of the known zone. We received the geological report prepared by Mr. L.B. Warren on December 17, 2003. The report is entitled "Summary Report of the Phase II Work Program on the BOR Property for Baymont Explorations Inc.". The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

The Phase II work failed to find extensions to the known zone or new areas of interest. Prospecting also confirmed that the EM geophysical conductors found during the Phase I work are in fact related to non-mineralized faults or shears. As a result of the Phase II work program, no further work is contemplated on the BOR claims.

We accepted the recommendations of the summary reports dated January 20, 2002 and December 17, 2003. Based on such recommendation of our geologist, now that we had completed Phases I and II of the geological exploration programs, we have decided not to proceed with any further exploration on the BOR claims and have decided to terminate our interest in the joint venture. Accordingly, on April 20, 2004, management informed the Mr. Warren, our Joint Venture partner, the Company would be terminating its interest in the BOR claims.

Exploration History of the Bor Mineral Claims

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

Acquisition of the Gilman Gold Prospect

On April 7, 2004, the Company entered in a non-binding Letter of Intent ("LOI") with Minquest Inc ("Minquest") of Reno, Nevada for an option to acquire a 100% interest in the Gilman Gold Prospect ("Gilman"). The Gilman property consists of 19 contiguous, unpatented mineral claims covering approximately 390 acres located in Lander County, Nevada. All of the claims are on the Department of Agriculture, Forest Service administered lands, while access to the property is across Department of Interior, Bureau of Land Management land.

Non-binding Letter of Intent

Pursuant to the non-binding LOI, Minquest and we are in the process of completing the definitive option agreement for the acquisition of 100% interest in the Gilman property. Under the terms of the non-binding LOI, we are required to make the following property payments to Minquest:

         Upon Signing      $10,000
         1St Anniversary   $15,000
         2nd Anniversary   $15,000
         3rd Anniversary   $15,000
         4th Anniversary   $15,000
                           -------
         Total             $70,000

Within 5 business days after executing the definitive agreement with Minquest, we will be required to make the initial $10,000 payment.

In addition, we agreed to incur the following property expenditures:

         1st Year          $ 50,000
         2nd Year          $ 75,000
         3rd Year          $100,000
         4th Year          $100,000
         5th Year          $125,000
                           --------
         Total             $425,000

Completion of the above schedule would earn us a 100% interest in the property subject to Minquest retaining a 3% royalty of which 2/3 can be purchased by the Company at a rate of $1,000,000 for each 1% acquired. The Company will assume future carrying costs of the property estimated to be $3,500 per year and will reimburse Minquest for all acquisition costs associated with claim staking on the property estimated to be a total of $5,500. In addition, the Company has agreed to use Minquest for on-site project management at competitive commercial rates.

The foregoing is subject to the execution of a definitive agreement between Minquest and us. It is expected that such an agreement will be finalized in May 2004.

Description and Location of the Gilman Property

The Gilman  property  is  located  in Lander  County,  Nevada  approximately  28 kilometers south of the town of Austin, 282 kilometers east of Reno. The property consists of 19 contiguous, unpatented mineral claims covering an approximate 390 acre area over the eastern flank of the Toiyabe Range on the North Toiyabe Peak and Kingston US Geological Survey 7 1/2' quadrangle mapsheets. The property is accessed from Austin by following State Highway 376 for 16 kilometers. A gravel road leads west 3.5 kilometers to the main area of interest on the property.

Land claims in the district are administered under Department of Interior, Bureau of Land Management ("BLM") and Department of Agriculture, Forest Service ("USFS") under Federal Land Policy and Management Act of 1976. The Gilman claims cover portions of Sections 7, 8, 17, and 18 in Township 16 North, Range 44 East in Lander County, Nevada. None of the claims have been legally surveyed. All of the claims are on USFS administered lands, while the access to the property is across BLM land.

Three of the claims on the Gilman property are registered in the name of Mr. Herb Duerr. Under a Letter Agreement dated July 25, 2002, Minquest leased the three claims. The Letter Agreement permits Minquest to assign the property and terms of the agreement to third parties. This agreement covers an approximate
1.6 kilometer area. Minquest located an additional 16 claims which all fall within the area of interest covered by the agreement Minquest has with Mr. Duerr. Mr. Duerr subsequently granted to Minquest the rights necessary to allow Minquest to enter into agreements with third parties for the additional 16 claims. To maintain the claims in good standing, maintenance fees totaling $135 per claim are payable to the BLM on or before September 1 of each year. Recording fees of approximately $15 per claim are required by Lander County each year.

All of the Gilman property is within the Toiyabe National Forest, administered by the USFS. Exploration within national forest lands must be permitted by the

USFS. Prior to undertaking exploration activities a Plan of Operations must be submitted to the USFS for review. An environmental assessment and public input is required necessitating an approximate four month lead time before undertaking any disturbance. A reclamation bond to cover costs of such disturbances is required to be posted with the USFS. Access to the Gilman property is across BLM administered land. As there are existing roads and tracks in place, no permit is required to cross these lands. No permits have been applied for or are currently issued for the Gilman property.

Exploration History of the Gilman Property

Silver was discovered in Austin in 1862. Fifty kilometers south of the Gilman property, gold was discovered in veins at Round Mountain in 1901. Production from lode veins in the Round Mountain district continued intermittently until 1969 while large tonnage, low-grade mining activity continues in the area to the current day. There is no known production or history data from the Gilman property, but several pits and two adits are evidence of prior exploration activities. Numerous companies conducted property reviews and sampled the showings in the area, which have locally returned high concentrations of gold.

Geology of the Gilman Mineral Claims

The geology of the property is described in a December,  2002 report by Geoffrey
N. Goodall, President of Global Geological Consultants Ltd., a private consulting firm. Mineralization on the Gilman property is associated with a steep, easterly dipping and northerly trending range front fault. Jasperoid and massive quartz veining have developed along the fault zone and local east trending faults offset the jasperoid. Sulphide rich quartz veining occurs at the base of the silicified fault zone. Sulphides identified at Gilman include pyrite, arsenopyrite, galena, chalcopyrite and sphalerite. The primary focus of exploration at the Gilman property is for structurally hosted high-grade gold/silver mineralization. Mineralization at Gilman consists of a gossanous shear zone and quartz veins along the base of a range front fault zone. Gold, silver, and copper associated with the fault system have been located in the area.

Current State of Exploration

The Gilman claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim.

We have only recently entered into a non-binding LOI for the mineral claims and discussion on the approach to exploring the property is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Geological Exploration Program

We have reviewed geological reports provided by Minquest and are in the process of developing an exploration program.

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

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States. The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have no employees as of the date of this report other than Mr. Donald Neal, our sole officer. Our sole officer and two directors (one of which is Mr. Neal) provide planning and organizational services for us on a part-time basis.

Any other services required will be conducted largely through consultants and other third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have incorporated a wholly-owned British Columbia subsidiary, Baymont Explorations Inc. All activities on the Bor mineral claim were conducted through this subsidiary.

Patents and Trademarks

We do not own any patent or trademark.

Factors that May Affect Future Results

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $93,709 for the period from December 21, 2001 (inception) to January 31, 2004, and has no revenues. We anticipate generating losses for the next 12 months. Therefore we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising capital. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in American Goldfields.

We will require additional funds to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of the natural resource properties. Furthermore, within 5 days of executing the definitive agreement with Minquest, we will have to make a $10,000 payment with an additional $15,000 due on the first anniversary of the signing of the agreement. In addition, in the year following the completion of the agreement, we will incur $50,000 in expenditures with respect to geological studies and reports. We will need to raise additional funds through public or private debt or equity sales in order to fund our operations and fulfill our contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we do not complete the required option payment and capital expenditure requirements mandated in our agreement with MinQuest, we will lose our interest in the property and our business may fail.

In order to earn a 100% interest in the Gilman mineral exploration properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) upon execution of the definitive agreement with Minquest, $10,000 ; (ii) on or before the first anniversary thereof, $15,000 to MinQuest and $50,000 in expenditures; (iii) on or before the second anniversary, $15,000 to MinQuest and an additional $75,000 in expenditures; (iv) on or before the third anniversary, $15,000 to MinQuest and an additional $100,000 in expenditures; (v) on or before the fourth anniversary, $15,000 to MinQuest and an additional $100,000 in expenditures; and (vi) on or before the fifth anniversary, an additional $125,000 in expenditures. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the properties.

Our directors have the ability to exercise significant influence over matters submitted for shareholder approval and their interests may differ from other shareholders.

By virtue of the Shareholders' Agreement between Messrs. Neal and Crowe, our directors have the ability to nominate and appoint a majority to our Board. Since the agreement also provides that the two shareholders shall vote their respective 3,000,000 shares together, they have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval. This could have a significant impact on mergers, acquisitions, and the sale of all or substantially all of our assets, and also to prevent or cause a change of control.

Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail. The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.
Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Mr. Neal, our sole executive officer, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2001 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and obtaining a summary geological report on our Bor mineral claims. Based on such reports we recently terminated our joint venture agreement with respect to such claims and have only recently begun the process to acquire claims to the Gilman property. We have not earned any revenues as of the date of this report.

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

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to the Gilman mineral claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Neal, our sole officer, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Neal will not be spending a significant amount of time working for the Company. Mr. Neal expects to expend approximately five hours per week on our business. Later, if the demands of our business require the full business time of Mr. Neal, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Neal to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Neal's other interests increase. Competing demands on Mr. Neal's time may lead to a divergence between his interests and the interests of other shareholders.

Risks Related To Legal Uncertainty and Regulations

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States and Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out exploration program.


ITEM 2.           DESCRIPTION OF PROPERTIES

We do not lease or own any real property. We currently maintain our corporate office at 200-4170 Still Creek Drive, Burnaby, B.C., Canada, at a cost of $428 per month. This rental is on a month-to-month basis without a formal contract

ITEM 3.           LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal year ended January 31, 2004.

On February 12, 2004, a Schedule 14f-1 was filed with the SEC and distributed to our shareholders regarding the change in control from Mr. Alfredo De Lucrezia to Donald Neal and Gregory Crowe, our current directors. On March 10, 2004, an Information Statement was distributed to our shareholders regarding the action by the stockholders of the Company holding a majority of the issued and outstanding shares to change the name of the company from "Baymont Corporation" to "American Goldfields Inc."

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is presently no public market for our common stock. Although we hope to have our stock trading shortly, we can provide no assurance that a public market for our shares will materialize.

Holders of Our Common Stock

The Company estimates that as of April 15, 2004, we had twenty (20) holders of record of shares of common stock.

Recent Sales of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended January 31, 2004.

Dividend Policy

As of April 15, 2004, there had been no dividends declared on the Company's Common Stock. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of January 31, 2004, the end of our most recently completed fiscal year.

Set forth below is certain information as of April 15, 2004, regarding equity compensation plans that have not been approved by our shareholders.

Equity compensation plans not approved by stockholders - as of April 15, 2004

                                     Number of securities to be   Weighted average exercise
                                      issued upon exercise of        price of outstanding      Number of securities
              Plan Category        outstanding options, warrants           options,          remaining available for
                                             and rights              warrants and rights         future issuance
       ----------------------------------------------------------------------------------------------------------------

       2004 Stock Option Plan                5,000,000                      $0.06                   3,300,000


As of April 15, 2004, there were a total of 1,700,000 options granted under the plan with a $0.06 exercise price.

The following discussion describes material terms of grants made pursuant to the stock option plans:

Pursuant to the 2004 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 ("Code") or as non-qualified stock options. The Plan is administered by the Option Committee of the Board of Directors (the "Committee"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either:
(i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Committee shall deem advisable.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Plan of Operations

Our business plan is to proceed with the exploration of the Gilman Property to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had $12,104 in cash reserves as of January 31, 2004. On April 19, 2004, 1,000,000 stock options were exercised for total proceeds to us of $60,000.

During our exploration stage, our president will only be devoting approximately five hours per week of his time to our business. We do not foresee the limited involvement of our President as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

Results of Operations for the Fiscal Year Ended January 31, 2004

We did not earn any revenues during the fiscal year ended January 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a net loss of $28,366 for the year ended January 31, 2004 compared to $54,598 for the twelve months ended January 31, 2003, a decrease of $26,232. The lower net loss was largely due to a reduction in professional fees of $33,582 offset by an increase in Directors fees of $5,000. The decrease in professional fees was due to significant professional fees incurred during fiscal 2003 related to corporate organization and the registration process with the SEC. Directors fees in the amount of $5,000 were paid in the current year when none were paid in the prior year.

Liquidity and Capital Resources

We had cash of $12,104 as of January 31, 2004. We anticipate that we will incur through the end of our next fiscal year:

         o $60,000 in connection with property payments and the initial exploration of the Gilman property;

         o $12,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

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


ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements:

1. Auditors' Report;

2. Audited Financial Statements for the year ended January 31, 2004, including:

         a.       Balance Sheets as at January 31, 2004 and 2003;

         b. Statements of Loss and Deficit for the years ended January 31, 2004 and 2003 and for the period from inception on December 21, 2001 to January 31, 2004;

         c. Statements of Cash Flows for the years ended January 31, 2004 and 2003 and for the period from inception on December 21, 2001 to January 31, 2004;

         d. Statements of Stockholders' Equity for the years ended January 31, 2004 and 2003 and for the period from inception on December 21, 2001 to January 31, 2004;

         e.       Notes to Financial Statements.

                            AMERICAN GOLDFIELDS INC.
                         (formerly BAYMONT CORPORATION)
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                            JANUARY 31, 2004 AND 2003
                            (Stated in U.S. Dollars)

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Directors
American Goldfields Inc. (formerly Baymont Corporation)
(An exploration stage company)


We have audited the consolidated balance sheets of American Goldfields Inc. (formerly Baymont Corporation) (an exploration stage company) as at January 31, 2004 and 2003, and the consolidated statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the years ended January 31, 2004 and 2003, and for the period from inception, December 21, 2001, to January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2004 and 2003, and the results of its operations and cash flows for the years ended January 31, 2004 and 2003, and from inception, December 21, 2001, to January 31, 2004 in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the consolidated financial statements, the Company incurred a net loss of $93,709 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada
April 22, 2004                                            Chartered Accountants

                            AMERICAN GOLDFIELDS INC.
                         (formerly BAYMONT CORPORATION)
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------- --------------------------------
                                                                                              JANUARY 31
                                                                                              ----------
                                                                                          2004             2003
----------------------------------------------------------------------------------- -- ------------ -- -------------
ASSETS

Current
     Cash                                                                           $      12,104   $      30,868
      Prepaid expenses                                                                        330            -
                                                                                    -- ------------ -- -------------
                                                                                           12,434          30,868

Mineral property interest (Note 3)                                                           -               -
                                                                                    -- ------------ -- -------------

                                                                                    $      12,434   $      30,868
=================================================================================== == ============ == =============

LIABILITIES

Current
     Accounts payable                                                               $      10,572   $         640
                                                                                    -- ------------ -- -------------

STOCKHOLDERS' EQUITY

Share Capital
     Authorized:
         100,000,000  common  shares  with  a par  value  of  $0.001  per  share
         100,000,000 preferred shares with a par value of $0.001 per share

     Issued:
            8,985,713 common shares at January 31, 2004 and 2003
                                                                                            8,986           8,986

     Additional paid-in capital                                                            86,585          86,585

Deficit accumulated during the exploration stage                                          (93,709)        (65,343)
                                                                                    -- ------------ -- -------------
                                                                                            1,862          30,228
                                                                                    -- ------------ -- -------------

                                                                                    $      12,434   $      30,868
=================================================================================== == ============ == =============

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN GOLDFIELDS INC
                         (formerly BAYMONT CORPORATION)
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)

------------------------------------------------------------ ----------------- ------------------ ------------------
                                                                                                      INCEPTION
                                                                   YEAR              YEAR            DECEMBER 21
                                                                  ENDED              ENDED             2001 TO
                                                                JANUARY 31        JANUARY 31         JANUARY 31
                                                                   2004              2003               2004
------------------------------------------------------------ ----------------- ------------------ ------------------
Expenses
     Mineral property acquisition and exploration
       expenditures                                          $         7,600   $          4,424   $     14,524
     Office and sundry                                                 2,117              1,058          3,175
     Rent                                                              1,155                585          1,940
     Professional fees                                                11,589             45,171         64,805
     Transfer agent fees                                                 905              1,360          2,265
     Directors fees                                                    5,000                  -          5,000
     Consulting fees                                                       -              2,000          2,000
                                                             -- -------------- --- -------------- -- ---------------

Net loss for the period                                              (28,366)           (54,598)  $    (93,709)
                                                                                                  == ===============

Deficit accumulated during the exploration stage,
  beginning of period                                                (65,343)           (10,745)
                                                             -- -------------- --- --------------

Deficit  accumulated  during the exploration  stage, end of
  period                                                     $       (93,709)  $        (65,343)
============================================================ == ============== === ==============


Net loss per share                                           $          0.00   $           0.01
============================================================ == ============== === ==============


Weighted average number of shares outstanding
                                                                   8,985,713          8,985,713
============================================================ == ============== === ==============

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN GOLDFIELDS INC
                         (formerly BAYMONT CORPORATION)
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

-------------------------------------------------------------- --------------- ------------------ ------------------
                                                                                                      INCEPTION
                                                                    YEAR             YEAR            DECEMBER 21
                                                                   ENDED             ENDED             2001 TO
                                                                 JANUARY 31       JANUARY 31         JANUARY 31
                                                                    2004             2003               2004
-------------------------------------------------------------- --------------- ------------------ ------------------
Cash flows from operating activities
     Net loss for the period                                   $     (28,366)  $      (54,598)    $     (93,709)

Adjustments to reconcile net loss to net cash used by
  operating activities
     Change in prepaid expenses                                         (330)               -              (330)
     Change in accounts payable                                        9,932           (4,658)           10,572
                                                               -- ------------ --- -------------- -- ---------------
                                                                     (18,764)         (59,256)          (83,467)
                                                               -- ------------ --- -------------- -- ---------------

Cash flows from financing activity
     Issue of share capital                                             -                   -            95,571
                                                               -- ------------ --- -------------- -- ---------------

Increase (decrease) in cash                                          (18,764)         (59,256)           12,104

Cash, beginning of period                                             30,868           90,124             -
                                                               -- ------------ --- -------------- -- ---------------

Cash, end of period                                            $      12,104   $       30,868     $      12,104
============================================================== == ============ === ============== == ===============

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN GOLDFIELDS INC
                         (formerly BAYMONT CORPORATION)
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                JANUARY 31, 2004
                            (Stated in U.S. Dollars)

                                                                                            DEFICIT
                                                         COMMON STOCK                     ACCUMULATED
                                         --------------------------------------------
                                           number of                     ADDITIONAL        DURING THE
                                            COMMON           par          PAID IN          EXPLORATION
                                            SHARES          VALUE         CAPITAL            STAGE               TOTAL
                                         --------------- ------------- -------------- --------------------- ----------------

Balance, January 31, 2002                   8,985,713    $     8,986    $    86,585    $      (10,745)      $      84,826

Net loss for the period                         -                -             -              (54,598)            (54,598)
                                         --------------- --- --------- -- ----------- -- ------------------ -- -------------

Balance, January 31, 2003                   8,985,713          8,986         86,585           (65,343)             30,228

Net loss for the year                           -                -             -              (28,366)            (28,366)
                                         --------------- --- --------- -- ----------- -- ------------------ -- -------------

Balance, January 31, 2004                   8,985,713    $     8,986    $    86,585    $      (93,709)      $      1,862
                                         =============== === ========= == =========== == ================== == =============

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (formerly BAYMONT CORPORATION)
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2004 AND 2003
                            (Stated in U.S. Dollars)


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

     As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $93,709 for the period from December 21, 2001 (inception) to January 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



2.   SIGNIFICANT ACCOUNTING POLICIES


     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.



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



     Concurrently with the execution of this agreement, the Company entered into a joint venture agreement with the vendor of the property. The joint venture agreement requires that the Company expend an initial $12,000 on the property by June 30, 2003 with all further expenditures split 75% for the Company and 25% for their joint venture partner. This agreement was terminated by the parties on April 20, 2004.



4.   SUBSEQUENT EVENTS

     On February 23, 2004, the Company approved a 6:1 stock split. As a result of the stock split, an additional 44,928,565 shares of common stock were issued. The par value of the common stock remains unchanged at $0.001 per common share but the authorized number of common stock increased to 600,000,000 from 100,000,000.



     On February 24, 2004, the Company and a majority of the Company's stockholders authorized the changing of the Company's name to American Goldfields Inc. The name change became effective March 31, 2004.



     On March 3, 2004, the Company approved the Company's 2004 Stock Option Plan ("Plan"). Under the Plan, the Company reserved 5,000,000 shares of common stock for issuance.



     On March 12, 2004, the Company granted 1,100,000 common stock options and on April 2, 2004 the Company granted 600,000 common stock options. All stock options were granted at a price of $0.06 per option. The options vest immediately and have a ten year term. On April 19, 2004, 1,000,000 common stock options were exercised for total proceeds of $60,000.



     On March 31, 2004, two of the Directors of the Company agreed to return 30,000,000 shares of common stock to treasury for no proceeds. The Company did not record a gain or loss as a result of this transaction.



     On April 7, 2004, the Company entered into a non-binding Letter of Intent ("LOI") with MinQuest Inc. for an option to acquire a 100% interest in the Gilman Property located in Nevada, U.S.A. The LOI requires certain minimum annual property payments with a total of $70,000 required to be paid by the fourth anniversary of the signing of the final agreement. The LOI also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by the fifth anniversary of the signing of the final agreement. Under the LOI, the

     Company is subject to a 3% royalty payable to MinQuest Inc. with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with its independent auditors on accounting or financial disclosures.

ITEM 8A.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The issuer's principal executive officer and principal financial officers, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and has:

     - designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

    - designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     - evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, his conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     - any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     - any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     - any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

In addition, the issuer's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT,  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the person who served as our sole executive officer and director during the year ended January 31, 2004.


Director:

Name of Director                    Age
----------------------              -----
Alfredo Javier De Lucrezia          37

Executive Officer:

Name of Officer                     Age       Office
--------------------                -----     -------
Alfredo Javier De Lucrezia          37        President, Treasurer and Secretary

On February 5, 2004, Mr. Lucrezia resigned from his position with the Company. On the same date, Mr. Donald Neal, (53) and Mr. Greg Crowe, (49) were appointed as Directors with Mr. Neal elected as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer.

Set forth below is a brief description of the background and business experience of our former and new executive officers and directors.

Mr. Alfredo Javier De Lucrezia resigned as is our president, secretary, treasurer and sole member of our board of directors on February 5, 2004. Mr. De Lucrezia was appointed to our board of directors and as our president, secretary, and treasurer on December 21, 2001.

Since 1988, Mr. De Lucrezia has been the President and Co-Owner and in May 1999 became the sole owner of Tony's Painting and Decorating, a private company, which has been in operation since 1978. Mr. De Lucrezia is also the Co-Owner of Gala Events, a private company, which has been in operation since 1995. Mr. De Lucrezia does the accounting for and manages both of his private companies. Mr. De Lucrezia is also a Director of Solaia Ventures Inc., a public company listed on the Canadian Venture Exchange. Mr. De Lucrezia has approximately five years experience as a director and/or officer of other mineral resource companies. Those companies were: Solaia Ventures, International Croesus Ventures, Orex Ventures, Universal Explorations, Tryx Ventures. Mr. De Lucrezia responsibilities with these resource companies included finding properties for acquisition, negotiating property agreements, general corporate bookkeeping and administration, plus liaising with professionals and market makers. Mr. De Lucrezia is currently president and Chief Executive Officer of Universal

Exploration Corporation, now a public company listed on the Canadian Venture Exchange. Mr. De Lucrezia has a Business Administration Diploma from Capilano College, of Vancouver, British Columbia. Mr. De Lucrezia speaks English, Spanish and Italian. Mr. De Lucrezia was a director and president of Aquistar Ventures
(USA) Inc., a public company on the Over-The-Counter Bulletin Board from September 10, 1999 to February 14, 2001. In this position, Mr. De Lucrezia provided management services including finding properties for acquisition, negotiating property agreements, general corporate bookkeeping and administration, plus liaising with professionals and market makers. Mr. De Lucrezia has been a director and the president of Tasker Capital Corp., a public company on the Over-The-Counter Bulletin Board, from September 15, 1999 to February 8, 2002. In this position, Mr. De Lucrezia provided management services including finding properties for acquisition, negotiating property agreements, general corporate bookkeeping and administration, plus liaising with professionals and market makers.

Mr. Donald Neal, age 53, is a professional engineer with a background in Projects Engineering Management. In his 30 year career, Mr. Neal has developed extensive industrial expertise in areas relating to power plant and refinery engineering and design. He has been involved in the construction supervision and start-up phases of plants throughout the world, including the United States, Canada, Europe and Asia. His experience in industrial project management encompasses a range of capabilities including field service expertise, performance testing, failure analysis and pulverized coal firing, milling, feeding and fuel conveying systems. Mr. Neal is a graduate of the University of Waterloo (Applied Science), and is a member of the Association of Professional Engineers and Geoscientists of British Columbia. From 2000 to present, Mr. Neal has worked as an independent boiler consultant for Mocait's Development Corp. which is a privately held corporation. Prior to his present position, Mr. Neal worked as an Engineering Manager for Utility and Recovery Engineering Ltd.

Gregory Crowe, age 49, is a registered Professional Geologist in the Canadian provinces of Alberta and British Columbia. Mr. Crowe has over 20 years of exploration, business and entrepreneurial experience throughout North America, Latin America, Africa and Southeast Asia. Currently, Mr. Crowe is the President, CEO, and Director of Entree Gold Inc. which is a public Canadian junior gold mining company. Over the past five years prior to his appointment to his current position, Mr. Crowe provided consulting services to a number of mining companies in several countries. Mr. Crowe also holds a Master of Science (Geo.).

None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended January 31, 2004, the Board of Directors held no regular meetings and took no actions by unanimous written consent.

The Board of Directors has not established an Audit Committee.

The Board has established an Option Committee and a Compensation Committee, each consisting of Messrs. Neal and Crowe. The Option Committee recommends and grants options to individuals under the option plans adopted by the company. The Compensation Committee recommends and grants compensation to individuals who work for the company.

The Board does not have a nominating committee, the functions of which are performed by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We are not aware of any instances in fiscal year 2004 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.


The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
- full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other
public   communications  made  by  the  issuer;
- compliance with applicable  governmental  laws, rules and  regulations;
- the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and
- accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.


ITEM 10.                    EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended January 31, 2004, 2003 and, 2002.

Annual Compensation Table
                                  Annual Compensation                 Long Term Compensation
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------
Name            Title          Year    Salary   Bonus     Other    Annual  Restricted    Warrants  &  LTIP       All Other
                                                          Compensation     Stock         Options      Payouts    Compensation
                                                                           Awarded                    ($)
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------
Alfredo         Director,      2004    5,000    0         0                0             0            0          0
Javier      De  President,
Lucrezia        Secretary,
                and Treasurer
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------
                               2003    0        0         0                0             0            0          0
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------
                               2002    0        0         0                0             0            0          0
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------

Stock Option Grants

We did not grant any option, stock appreciation rights, warrants or other type of securities during the fiscal year ended January 31, 2004.

          On March 12, 2004, the Company granted 1,100,000 stock options and on April 2, 2004 the Company granted 600,000 stock options to consultants of the Company. All of the options vested immediately and were granted at $0.06 per option.

We have no employment agreements with any of our executive officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 20, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 23,914,278 shares of common stock issued and outstanding

      Officers, Directors,
         5% Shareholder                         No. of Shares                 Beneficial Ownership %
        -----------------                       -------------                 ----------------------

Donald Neal                                     3,000,000        (1)                  12.54%
6231 Gibbons Drive, Richmond,
B.C., Canada, V7C 2C9

Gregory Crowe                                   3,000,000        (1)                  12.54%
1679 Eaglecliff Road, Bowen
Island, B.C., Canada, V0N 1G0

All directors and executive
officers as a group (2 persons)
                                                6,000,000                             25.08%


     (1) Each of Donald Neal and Gregory Crowe purchased 18,000,000 (giving effect to the 6:1 forward stock split) shares from Alfredo De Lucrezia, the Company's former officer and director on February 10, 2004. On March 31, 2004, each of Messrs. Neal and Crowe returned 15,000,000 shares to the Company.

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Change In Control

Alfredo De Lucrezia had legal and beneficial ownership of 6,000,000(pre-forward split) shares of Common Stock, or 66.8% of the issued and outstanding share capital of the Company. Pursuant to the Purchase and Sale Agreement dated as of February 10, 2004, among Gregory Crowe, Donald Neal and Alfredo De Lucrezia, Mr. Lucrezia sold 3,000,000 shares to each of Messrs. Crowe and Neal. The per share purchase price was $0.035 per share, or an aggregate of $105,000 paid by each of Messrs. Crowe and Neal.

Messrs. Neal and Crowe are party to a Shareholders' Agreement dated as of February 10, 2004. The agreement provides that for so long as the person holds any of the 3,000,000 shares which he received from Alfredo De Lucrezia, the directors shall vote such shares to maintain two persons on our board, or such number as the shareholders agree. Upon any vote to appoint representatives to the Board, each shareholder agreed that he shall vote his shares for the other shareholder. If one of the shareholders is no longer a shareholder, or if the Board or our shareholders decided to remove one of the Board members, or the shareholder no longer holds any of the 3,000,000 shares which he received from Mr. Lucrezia, then the other shareholder agreed to vote his shares to either maintain the number of Board members as one or to nominate a second Board member. The agreement also provides that for all other matters in which shares are voted, the two shareholders shall vote their 3,000,000 shares together as determined by the unanimous decision of the shareholders.

Each of the shareholders also agreed that he will not, directly or indirectly, sell, pledge, gift or in any other way dispose of any of the 3,000,000 shares which he received from Mr. Lucrezia. This transfer restriction shall apply to such shares in all situations during all times that such individual holds any of the 3,000,000 shares.

Other than as described above, there is no agreement or arrangement between Mr. Crowe and Mr. Neal with respect to the 6,000,000 shares held by said persons.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o        Any of our directors or officers;
o        Any person proposed as a nominee for election as a director;
o Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
o        Any of our promoters;
o Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits to this Report are all documents previously filed which are incorporated herein as exhibits to this Report by reference to all other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

We are filing the exhibits listed below with this Report:

3.2      Certificate of Amendment to Articles of Incorporation (a)
10.1     Stock Option Plan (b)
10.2 Letter of Intent dated April 7, 2004 between Baymont Corporation and Minquest Inc.
10.3 Termination of Joint Venture Agreement dated April 20, 2004, between American Goldfields Inc. and Lorne B. Warren
31       Certification required by Rules 13a-14(a) or 15d-14(a)
32       Section 1350 Certification

(a) Previously filed as an exhibit to the Company's Information Statement submitted to the SEC on March 10, 2004.
(b) Previously filed as an exhibit to the Company's Registration Statement of Form S-8 submitted to the SEC on March 10, 2004.

         (b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 31, 2004.

On February 10, 2004, the Company filed a Current Report on Form 8-K under Item 1 with respect to the resignation of the sole director, the appointment of new directors, and sale of common stock from the former Director to the new directors. On March 31, 2004, the Company filed a Current Report on Form 8-K under Item 5 with respect to the cancellation of 30,000,000 shares of common stock and the change of the name of the Company to American Goldfields Inc.

Item 14.  Principal Accountant Fees and Services.

Morgan & Company has served as the Company's Principal Accountant since inception. Their fees billed to the Company are set forth below:

                                     Fiscal year ending     Fiscal year ending
                                      January 31, 2004       January 31, 2003
                                   ---------------------   --------------------
Audit Fees                         $               5,000  $               5,000
Audit Related Fees                                   NIL                    NIL
Tax Fees                           $                 NIL                    NIL
All Other Fees                     $                 NIL  $                 NIL


As of January 31, 2004, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMERICAN GOLDFIELDS INC.

        Dated: April 29, 2004           By  /S/ Donald Neal
        ---------------------           ------------------------------
                                        Donald Neal
                                        President, Chief Executive
                                        and Operating Officer, Secretary and
                                        Treasurer

        Dated: April 29, 2004           By  /s/ Greg Crowe
        ---------------------           ------------------------------
                                        Greg Crowe
                                        Director



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        /s/ Donald Neal      President, Chief Executive    Dated: April 29, 2004
        ---------------      And Operating Officer,
        Donald Neal          Secretary and Treasurer
                             (Principal  Executive Officer and
                             Principal Financial Officer)





        /s/ Greg Crowe       Director                     Dated:  April 29, 2004
        --------------
        Greg Crowe