Form 10QSB
period 2004-04-30
AMERICAN GOLDFIELDS INC
filed 2004-06-04
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER000-49995

                            AMERICAN GOLDFIELDS INC.

             (Exact name of registrant as specified in its charter)



           Nevada                                         71-0867612
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


            200-4170 Still Creek Drive, Burnaby B.C. V5C 6C6, Canada
               (Address of principal executive offices) (Zip Code)

                                 (604) 299-6600
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 24,914,278 shares outstanding as of June 3, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (ELECT ONE) ___ YES __X___ NO

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)


                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.Unaudited Interim Financial Statements:

      Balance Sheets
      April 30, 2004, and January 31, 2004 (audited)

         Statements of Loss and Deficit for the three month periods ended April 30, 2004 and 2003, and for the period from inception on December 21, 2001 to April 30, 2004.

         Statement of Changes in Stockholders' Equity for the three-month period ended April 30, 2004, and for the period from inception on December 21, 2001 to April 30, 2004.

         Statements of Cash Flows for the three-month periods ended April 30, 2004 and 2003, and for the period from inception on December 21, 2001 to April 30, 2004.

         Notes to the Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of matters to a vote of Security Holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

Signatures

                                    CONTENTS

FINANCIAL STATEMENTS

Balance Sheets

Statements of Operations and Deficit

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements

-----------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
                                                                                    April 30          January 31
                                                                                        2004                2004
----------------------------------------------------------------------- --------------------- -------------------
Assets                                                                           (Unaudited)
CURRENT ASSETS
     Cash                                                               $            63,230   $           12,104
     Prepaid expenses                                                                   430                  330
                                                                        -- ------------------ -- ----------------

          Total current assets                                                       63,660               12,434
                                                                        -- ------------------ -- ----------------

Total Assets                                                             $           63,660    $          12,434
===================================================================================================================

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $            21,046   $          10,572
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                   21,046              10,572
                                                                        -- ------------------ -- ----------------

Stockholders' Equity
     Common  stock, $0.001 par value, 600,000,000 (January 31, 2004 -
     100,000,000) shares authorized and 24,914,278 (January 31, 2004 -
     53,914,278) shares issued and
     outstanding at April 30, 2004                                                    24,914             53,914
     Additional paid-in capital                                                      135,200             41,657
     Accumulated deficit                                                            (117,500)           (93,709)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                  42,614              1,862
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $           63,660    $        12,434
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Loss and Deficit
(Unaudited)
(Expressed in US Dollars)

                                              For the three-month periods ended April 30                Inception
                                            ---------------------------------------------         December 21, 2001 to

                                                        2004                 2003                     April 30,2004
                                             --  -------------     -- ---------------        -- ----------------------

Expenses
     Mineral property acquisition and
       exploration expenditures                           -                     -                           14,524
     Office and sundry                                 4,693                  225                            7,868
     Rent                                                814                  150                            2,754
     Professional fees                                16,724                1,051                           81,529
     Transfer agent fees                               1,560                  600                            3,825
     Directors fees                                       -                     -                            5,000
     Consulting fees                                      -                     -                            2,000
                                           -----------------------------------------------------------------------
Net loss for the period                              (23,791)              (2,026)                        (117,500)

Deficit accumulated during the exploration stage,
     Beginning of the period                         (93,709)             (65,343)
                                            -- ---------------    -- --------------

Deficit accumulated during the exploration stage,
     End of the period                      $       (117,500)       $     (67,369)
                                           -- ---------------     -- --------------
===================================================================================================================


Basic and diluted loss per share
    of common stock                         $         (0.00)        $       (0.00)
===================================================================================================================


Weighted average shares outstanding
- basic and diluted                              43,603,167             53,914,278
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------------------------------------------------

American Goldfields Inc
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Expressed in US Dollars)


                                                             Additional                      Total
                                    Common Stock              Paid-in       Accumulated
Stockholders
                                Shares          Amount       Capital        Deficit         Equity
---------------------------   -----------    -----------    -----------    -----------    -----------
Balance, January 31, 2004(1)  53,914,278    $    53,914    $  41,657       $ (93,709)      $   1,862

Contributions by shareholders         --              --       4,543               --          4,543

Cancellation of shares       (30,000,000)        (30,000)     30,000               --             --

Exercise of stock options      1,000,000           1,000      59,000               --         60,000

Net loss                              --              --          --          (23,791)       (23,791)
---------------------------   -----------    -----------    -----------    -----------    -----------

Balance, April 30, 2004       24,914,278    $     24,914   $  135,200     $ (117,500)    $   42,614
=======================================================================================================================

(1) Adjusted for the 6:1 stock split.

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited) (Expressed in US Dollars)
                                                  For the Three Month Period Ended April 30     Inception December 21,
                                                             2004                   2003        2001 to April 30, 2004
------------------------------------------------ -- ----------------- -- ------------------ -- -----------------------
Cash provided by (used in):

Cash flows from operating activities
     Net loss for the period                      $        (23,791)   $            (2,026)  $              (117,500)
     Changes in assets and liabilities
         Prepaid expenses                                     (100)                  (183)                     (430)
         Accounts payable and accrued liabilities           15,017                   (640)                   25,589
                                                 --  ----------------- -- ------------------ -- ---------------------

      Net cash from operating activities                   (8,874)                 (2,849)                  (92,341)

Cash flows from financing activities
      Proceeds from the issue of common stock                   -                       -                     95,571
      Proceeds from the exercise of stock options          60,000                       -                     60,000
                                                 -- ----------------- -- ------------------ -- ---------------------
      Net cash from financing activities                   60,000                       -                    155,571
                                                 -- ----------------- -- ------------------  -- ---------------------
Increase (decrease) in cash                                51,126                  (2,849)                    63,230

Cash, beginning of period                                  12,104                  30,868                          -
                                                 -- ----------------- -- ------------------  -- ---------------------
Cash, end of period                              $         63,230    $             28,019    $                63,230
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable by contribution
         from a shareholder                      $          4,543    $                  -    $                 4,543

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(formerly Baymont Corporation)
(An Exploration Stage Company)

 Notes to the Financial Statements
                                   (Unaudited)

                             APRIL 30, 2004 AND 2003

1. NATURE OF BUSINESS AND ABILITY TO CONTINUE AS A GOING CONCERN

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $117,500 for the period from December 21, 2001 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is considering seeking additional capital through an equity raise. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. COMMON STOCK

On February 23, 2004, the Company approved a 6:1 forward stock split. As a result of the stock split, an additional 44,928,565 shares of common stock were issued. The par value of the common stock remained unchanged at $0.001 per common share but the authorized number of common stock increased to 600,000,000 from 100,000,000.

On March 31, 2004, the two Directors of the company each returned 15,000,000 shares (such number reflects the 6:1 stock split) of common stock to treasury for no proceeds.

3. STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company did not charge operations with any compensation expense in either of the three-month periods ended April 30, 2004 or 2003.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period.

Had compensation expense on options granted in the current year to employees and directors been determined based on the fair value at the grant dates, as described in the SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                                                                      Three months ended April 30
                                                                          2004                 2003
                                                             -- ----------------- -- -----------------
Net loss, as reported                                        $          (23,791)  $           (2,026)
Deduct total stock-based employee compensation
  under fair based methods for all awards                               (61,200)                   -
                                                             -- ----------------- -- -----------------

Pro-forma net loss                                           $          (84,991)   $          (2,026)
                                                             ==================== ====================
Loss per common share - basic and diluted
  - As reported                                              $            (0.00)  $            (0.00)
  - Pro-forma                                                $            (0.00)  $            (0.00)

In March 2004,  the Board of Directors  adopted the American  Goldfields  Inc.'s
2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to directors and employees. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the quarter ended April 30, 2004: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk free interest rate of 3% and,
(4) expected life of 1 year. The weighted average fair value of options granted for the quarter ended April 30, 2004 was $0.024. Because additional stock options are expected to be granted in future periods, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future periods.

Activity under the 2004 Plan is summarized as follows:

                                                                                                  Weighted
                                                 Options                                           Average
                                                 Available                  Options               Exercise
                                                 For Grant                Outstanding               Price
                                           -----------------       -- --------------- --- -----------------
Balance, January 31, 2004                                -                       -    $                  -

Options granted                                  1,700,000                1,700,000   $               0.06
Options exercised                                        -               (1,000,000)  $               0.06
                                           -----------------       -- --------------- --- -----------------

Balance, April 30, 2004                          3,300,000                  700,000   $               0.06
                                           =================       ================== =====================

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at April 30, 2004:

                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.06         700,000             9.90           $   0.06            700,000         $      0.06
   ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                         700,000                                                700,000
                  ===============                                          ============

4. COMMITMENTS

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

5. SUBSEQUENT EVENT

On May 12, 2004 the company announced the completion of the formal agreement for an option to acquire a 100% interest in the Gilman Property. Concurrently, the company made the first $10,000 payment to Minquest Inc. The Gilman property consists of 19 contiguous, unpatented mineral claims covering approximately 390 acres located in Lander County, Nevada. All of the claims are on Department of Agriculture, Forest Service administered lands, while access to the property is across Department of Interior, Bureau of Land Management land.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2004 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

RESULTS OF OPERATIONS

We did not earn any revenues during the three months ended April 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended April 30, 2004, we incurred a net loss of $23,791 compared to a net loss of $2,026 for the comparative period in 2003. Our year to date net loss for 2004 has increased substantially over 2003 due to the restructuring of the Company including the relocation and setting-up of the Company's new office. The loss for the period ended April 30, 2004 consists primarily of professional fees related to regulatory filings and costs to relocate to our new office.

LIQUIDITY AND CAPITAL RESOURCES


We had cash of $63,230 as of April 30, 2004. We anticipate that we will incur through the end of our next fiscal year:

o        $60,000  in  connection   with   property   payments  and  the  initial
         exploration of the Gilman property;

o $9,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Current cash on hand is insufficient for any additional work proposed. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Net cash used in operating activities during the three months ended April 30, 2004 was $8,874 compared to $2,849 during the three months ended April 30, 2003. Although the net loss in 2004 ($23,791) was higher than in 2003 ($2,026), the change in cash from operations was not as large due to an increase in accounts payable and accrued liabilities of $15,017.

GOING CONCERN CONSIDERATION

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $117,500 for the period from December 21, 2001 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern as we have refocused our business model on our proprietary software and it has only recently been released in beta-form and we have generated no revenue from it to date. As a result we have incurred recurring operating losses. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer completed his evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Management is not currently aware of any active or pending legal proceedings or claims against the Company.

ITEM 2. CHANGES IN SECURITIES

On February 23, 2004, the Company approved a 6:1 forward stock split. As a result of the stock split, an additional 44,928,565 shares of common stock were issued. The par value of the common stock remains unchanged at $0.001 per common share but the authorized number of common stock increased to 600,000,000 from 100,000,000.

On March 31, 2004, the two Directors of the company each returned 15,000,000 shares (such number reflects the 6:1 stock split) of common stock to treasury for no proceeds. The Company did not record a gain or loss as a result of this transaction.

The Company has not purchased any shares during the first quarter of 2004, whether through a publicly announced plan or program or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 24, 2004, the Company and a majority of the Company's stockholders authorized the changing of the Company's name to American Goldfields Inc. The name change became effective March 31, 2004.

ITEM 5. OTHER INFORMATION.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant
to  18  U.S.C   Section  1350  as  Adopted   Pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. On May 13, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the execution of the Property Option Agreement with Minquest with respect to the Gilman property.

On May 26, 2004, the Company filed a Current Form 8-K under Item 5 regarding the addition of Richard Kern to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



DATE:   JUNE 3, 2004               BY:   /S/ DONALD NEAL
                                         ---------------------------
                                         DONALD NEAL
                                         PRESIDENT, CHIEF EXECUTIVE
                        OFFICER, SECRETARY AND TREASURER