Form 10QSB/A
period 2004-04-30
AMERICAN GOLDFIELDS INC
filed 2004-09-10
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49995

AMERICAN GOLDFIELDS INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0867612 (I.R.S. Employer Identification No.)

200-4170 Still Creek Drive, Burnaby B.C. V5C 6C6, Canada
(Address of principal executive offices) (Zip Code)

(604) 299-6600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 24,914,278 shares outstanding as of September 8, 2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No

AMERICAN GOLDFIELDS INC.
(formerly Baymont Corporation)

TABLE OF CONTENTS

Part I. Financial Information

Item 1.Unaudited Interim Financial Statements:

      Balance Sheets

        April 30, 2004, and January 31, 2004 (audited)

Statements of Loss for the three month periods ended April 30, 2004 and 2003, and for the period from inception on December 21, 2001 to April 30, 2004.

Statements of Cash Flows for the three-month periods ended April 30, 2004 and 2003, and for the period from inception on December 21, 2001 to April 30, 2004.

      Notes to the Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of matters to a vote of Security Holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

Signatures

Contents

Financial Statements

Balance Sheets

Statements of Loss

Statements of Cash Flows

Notes to the Financial Statements

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Consolidated Balance Sheets
(Unaudited)

	April 30 2004	January 31 2004
Assets
CURRENT ASSETS
Cash	$63,230	$12,104
Prepaid expenses	430	330

Total current assets	63,660	12,434
Web-site development costs, net (note 2)	17,000	--

Total Assets	$80,660	$12,434

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,046	$10,572

Total current liabilities	21,046	10,572

Stockholders' Equity
Common stock, $0.001 par value, 600,000,000 (January 31, 2004 -
100,000,000) shares authorized and 24,914,278
(January 31, 2004 - 53,914,278) shares issued and
outstanding at April 30, 2004	24,914	53,914
Additional paid-in capital	196,400	41,657
Accumulated deficit	(161,700)	(93,709)

Total stockholders' equity	59,614	1,862

Total Liabilities and Stockholders' Equity	$80,660	$12,434

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Consolidated Statements of Loss
(Unaudited)

	For the three-month periods ended April 30		Inception December 21, 2001 to
	2004	2003	April 30,2004
Expenses
Mineral property acquisition and
exploration expenditures	32,400	--	46,924
Office and sundry	11,893	225	15,068
Rent	814	150	2,754
Professional fees	16,724	1,051	81,529
Transfer agent fees	1,560	600	3,825
Amortization	1,000	--	1,000
Directors fees	--	--	5,000
Consulting fees	3,600	--	5,600

Net loss for the period	(67,991)	(2,026)	(161,700)

Basic and diluted loss per share
of common stock		$(0.00)	$(0.00)

Weighted average shares outstanding
- basic and diluted	43,603,167	53,914,278

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Month Period Ended April 30		Inception December 21,
	2004	2003	2001 to April 30, 2004
Cash provided by (used in):
Cash flows from operating activities
Net loss for the period	$(67,991)	$(2,026)	$(161,700)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Stock-based compensation	43,200	--	43,200
Amortization	1,000	--	1,000
Changes in assets and liabilities
Prepaid expenses	(100)	(183)	(430)
Accounts payable and accrued liabilities	15,017	(640)	25,589

Net cash from operating activities	(8,874)	(2,849)	(92,341)
Cash flows from financing activities
Proceeds from the issue of common stock	--	--	95,571
Proceeds from the exercise of stock options	60,000	--	60,000

Net cash from financing activities	60,000	--	155,571

Increase (decrease) in cash	51,126	(2,849)	63,230
Cash, beginning of period	12,104	30,868	--

Cash, end of period	$63,230	$28,019	$63,230

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$4,543	$--	$4,543
Web-site development costs related to non -
Employee stock-based compensation	$18,000	$--	$18,000

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Notes to the Financial Statements
(Unaudited)
April 30, 2004 and 2003

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended January 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended January 31, 2004 has been omitted. The results of operations for the three month period ended April 30, 2004 is not necessary indicative of results for the entire year ending January 31, 2005.

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. On February 24, 2004, the Company and a majority of the Company’s stockholders authorized the changing of the Company’s name to American Goldfields Inc. The name change became effective March 31, 2004.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $161,700 for the period from December 21, 2001 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Web-site Development Costs

Web-site development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s web-site up to initial installation. The asset is being amortized over its estimated useful life of 3 years using the straight-line method. Ongoing web-site post-implementation costs will be charged to operations as incurred.

3. Common Stock

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

4. Stock Options

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant. The Company did not charge operations with any compensation expense in relation to employee stock option grants in either of the three-month periods ended April 30, 2004 or 2003.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,700,000 stock options to non-employees during the quarter ended April 30, 2004. These options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk free interest rate of 3% and, (4) expected life of 1 year. The weighted average fair value of options granted for the three-months ended April 30, 2004 was $0.036. As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss at April 30, 2004:

Mineral property acquisition and exploration expenditures	$32,400
Office and sundry	7,200
Consulting	3,600

$43,200

In addition, web site development costs in the amount of $18,000 have been capitalized pursuant to the granting of non-employee stock options.

In March 2004, the Board of Directors adopted the American Goldfields Inc.‘s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. Because additional stock options are expected to be granted in future periods, the above stock-based compensation expenses are not representative of the effects on reported financial results for future periods.

Activity under the 2004 Plan is summarized as follows:

	Options Outstanding		Weighted Average Exercise Price
Balance, January 31, 2004	--		$--
Options granted	1,700,000		$0.06
Options exercised	(1,000,00	0)	$0.06

Balance, April 30, 2004	700,000		$0.06

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at April 30, 2004:

Range of Exercise Prices	Weighted Average Number of Options Outstanding	Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.06	700,000	9.90	$0.06	700,000	$0.06

--	700,000	--	--	700,000	--

5. Commitments

On April 7, 2004, the Company entered into a non-binding Letter of Intent (“LOI”) with MinQuest Inc. (‘Minquest’) for an option to acquire a 100% interest in the Gilman Property located in Nevada, U.S.A. The LOI requires certain minimum annual property payments with a total of $70,000 required to be paid by the fourth anniversary of the signing of the final agreement. The LOI also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by the fifth anniversary of the signing of the final agreement. Under the LOI, the Company is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased.

6. Subsequent Events

On May 12, 2004 the company announced the completion of the formal agreement for an option to acquire a 100% interest in the Gilman Property. Concurrently, the company made the first $10,000 payment to Minquest. The Gilman property consists of 19 contiguous, unpatented mineral claims covering approximately 390 acres located in Lander County, Nevada. All of the claims are on Department of Agriculture, Forest Service administered lands, while access to the property is across Department of Interior, Bureau of Land Management land. On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors. Mr. Kern is also the President of Minquest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act (the “Reform Act”). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2004 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

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

During the three months ended April 30, 2004, we incurred a net loss of $67,991 compared to a net loss of $2,026 for the comparative period in 2003. Our year to date net loss for 2004 has increased substantially over 2003 due to the Company recording $43,200 in stock-based compensation in relation to options granted to non-employees for services provided to the Company. In addition, costs related to the restructuring of the Company included the relocation and setting-up of the Company’s new office. The loss for the period ended April 30, 2004 consists primarily of stock-based compensation and professional fees related to regulatory filings as well as costs to relocate to our new office.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $63,230 as of April 30, 2004. We anticipate that we will incur the following through the next twelve months:

o	$65,000 in connection with property payments and the initial exploration of the Gilman property;

o	$70,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Current cash on hand is insufficient for all of the Company’s commitments. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Net cash used in operating activities during the three months ended April 30, 2004 was $8,874 compared to $2,849 during the three months ended April 30, 2003. Although the net loss in 2004 ($67,991) was higher than in 2003 ($2,026), the change in cash from operations was not as large due to non-employee stock-based compensation of $43,200 and an increase in accounts payable and accrued liabilities of $15,017 in the current period compared to 2003.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $161,700 for the period from December 21, 2001 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2004 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On February 24, 2004, the Company and a majority of the Company’s stockholders authorized the changing of the Company’s name to American Goldfields Inc. The name change became effective March 31, 2004.

Item 5. Other information.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

Item 6. Exhibits and reports on Form 8-K.

(a)     Exhibits.

Exhibit 31 — Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: SEPTEMBER 10, 2004	BY: /S/ DONALD NEAL DONALD NEAL PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY AND TREASURER