Form 10QSB
period 2004-07-31
AMERICAN GOLDFIELDS INC
filed 2004-09-13
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
EACT OF 1934

For the Quarterly Period Ended July 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
EACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49995

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0867612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      Balance Sheets

        July 31, 2004, and January 31, 2004 (audited)

Statements of Loss for the three and six-month periods ended July 31, 2004 and 2003, and for the period from inception on December 21, 2001 to July 31, 2004.

Statements of Cash Flows for the three and six-month periods ended July 31, 2004 and 2003, and for the period from inception on December 21, 2001 to July 31, 2004.

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

Item 3. Defaults upon Senior Securities

Item 4. Submission of matters to a vote of Security Holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

Signatures

Contents

Financial Statements

Balance Sheets

Statements of Loss

Statements of Cash Flows

Notes to the Financial Statements

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Consolidated Balance Sheets
(Unaudited)

	July 31 2004	January 31 2004
Assets
CURRENT ASSETS
Cash	$18,700	$12,104
Prepaid expenses	430	330

Total current assets	19,130	12,434
Reclamation deposit (note 2)	13,256	--
Web-site development costs, net (note 3)	15,500	--

Total Assets	$47,886	$12,434

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,071	$10,572
Loan payable (note 4)	60,000	--

Total current liabilities	66,071	10,572

Stockholders' Equity
Common stock, $0.001 par value, 600,000,000 (January 31, 2004 -
100,000,000) shares authorized and 24,914,278
(January 31, 2004 - 53,914,278) shares issued and
outstanding at July 31, 2004	24,914	53,914
Additional paid-in capital	196,400	41,657
Accumulated deficit	(239,499)	(93,709)

Total stockholders' equity	(18,185)	1,862

Total Liabilities and Stockholders' Equity	$47,886	$12,434

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Consolidated Statements of Loss
(Unaudited)

	Three-Months Ended July 31		Six-Months Ended July 31		Inception December 21, 2001
	2004	2003	2004	2003	to July 31,2004
Expenses
Mineral property acquisition and
exploration expenditures	$70,000	$7,600	$102,400	$7,600	$116,924
Office and sundry	4,188	225	16,081	450	19,256
Rent	1,231	150	2,045	300	3,985
Professional fees	230	5,500	16,954	6,551	81,759
Transfer agent fees	370	--	1,930	600	4,195
Amortization	1,500	--	2,500	--	2,500
Directors fees	--	--	--	--	5,000
Interest	153	--	153	--	153
Consulting fees	127	--	3,727	--	5,727

Loss for the period	$(77,799)	$(13,475)	$(145,790)	$(15,501)	$(239,499)

Basic and diluted loss per share
of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
- basic and diluted	24,914,278	53,914,278	34,156,036	53,914,278

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months Ended July 31		Six-Months Ended July 31		Inception December 21, 2001
	2004	2003	2004	2003	to July 31, 2004
Cash provided by (used in):
Cash flows from operating activities
Net loss for the period	$(77,799)	$(13,475)	$(145,790)	$(15,501)	$(239,499)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Stock-based compensation	--	--	43,200	--	43,200
Amortization	1,500	--	2,500	--	2,500
Changes in assets and liabilities
Prepaid expenses	--	183	(100)	--	(430)
Accounts payable and accrued liabilities	(14,975)	10,220	42	9,580	10,614

Net cash from operating activities	(91,274)	(3,072)	(100,148)	(5,921)	(183,615)
Cash flows from financing activities
Proceeds from loan	60,000	--	60,000	--	60,000
Proceeds from the issue of common stock	--	--	--	--	95,571
Proceeds from the exercise of stock options	--	--	60,000	--	60,000

Net cash from financing activities	60,000	--	120,000	--	215,571
Cash flows from investing activities
Reclamation deposit	(13,256)	--	(13,256)	--	(13,256)

Net cash from investing activities	(13,256)	--	(13,256)	--	(13,256)

Increase (decrease) in cash	(44,530)	(3,072)	6,596	(5,921)	18,700
Cash, beginning of period	63,230	28,019	12,104	30,868	--

Cash, end of period	$18,700	$24,947	$18,700	$24,947	$18,700

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$--	$--	$4,543	$--	$4,543
Web-site development costs related to non-
Employee stock-based compensation	$--	$--	$18,000	$--	$18,000

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)

Notes to the Financial Statements
(Unaudited)
July 31, 2004 and 2003

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended January 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended January 31, 2004 has been omitted. The results of operations for the three and six month periods ended July 31, 2004 are not necessary indicative of results for the entire year ending January 31, 2005.

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. On February 24, 2004, the Company and a majority of the Company’s stockholders authorized the changing of the Company’s name to American Goldfields Inc. The name change became effective March 31, 2004.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial, minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $239,499 for the period from December 21, 2001 (inception) to July 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Reclamation Deposit

The Company has applied for a drilling permit with the state of Nevada for the Imperial Property. As part of the application process, the Company paid a refundable deposit with the state for the estimated reclamation costs associated with the planned drill program. Upon completion of any required reclamation, the Company will receive a refund of the deposit.

3. Web-site Development Costs

Web-site development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s web-site up to initial installation. The asset is being amortized over its estimated useful life of 3 years using the straight-line method. Ongoing web-site post-implementation costs will be charged to operations as incurred.

4. Loan Payable

On July 5, 2004 the Company entered into a loan agreement with a minority shareholder. The total proceeds of the loan of $60,000 were used by the Company to make the initial $60,000 Imperial Property payment (note 7) to Minquest Inc. The loan bears interest at the Bank of Canada Prime Lending Rate plus 1% and is repayable on or before July 5, 2005. The Company has the option of repaying the loan earlier without penalty. No security was provided for the loan.

5. Common Stock

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

6. Stock Options

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant. The Company did not charge operations with any compensation expense in relation to employee stock option grants in either of the six or three-month periods ended July 31, 2004 or 2003.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,700,000 stock options to non-employees during the quarter ended April 30, 2004. The Company did not grant any stock options during the quarter ended July 31, 2004. The options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk free interest rate of 3% and, (4) expected life of 1 year. The weighted average fair value of options granted for the three-months ended April 30, 2004 was $0.036. There were no stock options granted for the three-months ended July 31, 2004. As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss at July 31, 2004:

Mineral property acquisition and exploration expenditures	$32,400
Office and sundry	7,200
Consulting	3,600

$43,200

In addition, web site development costs in the amount of $18,000 have been capitalized pursuant to the granting of non-employee stock options.

In March 2004, the Board of Directors adopted the American Goldfields Inc.‘s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. Because additional stock options are expected to be granted in future periods, the above stock-based compensation expense is not representative of the effects on reported financial results for future periods.

Activity under the 2004 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 31, 2004	--	$--
Options granted	1,700,000	$0.06
Options exercised	(1,000,000)	$0.06

Balance, July 31, 2004	700,000	$0.06

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at July 31, 2004:

Range of Exercise Prices	Weighted Average Number of Options Outstanding	Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.06	700,000	9.65	$0.06	700,000	$0.06

	700,000			700,000

7. Commitments

	IMPERIAL PROPERTY		GILMAN PROPERTY
	Property Payments	Exploration Expenditures	Property Payments	Exploration Expenditures
Year 1	$20,000	$75,000	$15,000	$50,000
Year 2	$20,000	$100,000	$15,000	$75,000
Year 3	$20,000	$100,000	$15,000	$100,000
Year 4	$20,000	$100,000	$15,000	$100,000
Year 5	--	$125,000	--	$125,000

	$80,000	$500,000	$60,000	$450,000

On May 7, 2004, the Company completed the formal agreement with Minquest Inc. (‘Minquest’) for an option to acquire a 100% interest in the Gilman Property. Concurrently, the company made the first $10,000 payment to Minquest. The Gilman property consists of 19 contiguous, unpatented mineral claims covering approximately 390 acres located in Lander County, Nevada, U.S.A. The agreement requires certain minimum annual property payments with a total of $70,000 required to be paid by May 15, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased.

On June 30, 2004, the Company entered into an agreement with Minquest for an option to acquire a 100% interest in the Imperial Property. The company made the first scheduled payment of $60,000 upon signing the agreement (note 4). The Imperial Property consists of 22 contiguous, unpatented mineral claims covering approximately 450 acres located in Esmeralda County, Nevada, U.S.A. The agreement requires certain minimum annual property payments with a total of $140,000 required to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by the July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest.

8. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors. Mr. Kern is also the President of Minquest. The Imperial Property option agreement requires the Company to use Minquest as the primary contractor for exploration activity undertaken on the property. All exploration work undertaken on either the Imperial or Gilman Properties will be at the direction and discretion of the Company. For the six-months ended July 31, 2004, the Company paid Minquest a total of $70,000 related to the initial property payments for the Imperial ($60,000) and Gilman Properties ($10,000). As of July 31, 2004, no property exploration expenditures on these properties have been incurred.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the six or three months ended July 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the six months ended July 31, 2004 and 2003 we had a net loss of $145,790 and 15,501 respectively. During the three months ended July 31, 2004, we incurred a net loss of $77,799 compared to $13,475 for the comparative period in 2003. Our year to date net loss for 2004 has increased substantially over 2003 as a result of the Company making payments totaling $70,000 with respect to the Imperial and Gilman Property option agreements. In the prior six month period, property expenditures of $7,600 were incurred on the Company’s former joint venture, the Bor claims. In addition, in the current six-month period the Company recorded $43,200 in stock-based compensation in relation to options granted to non-employees for services provided to the Company. Also, costs to restructure the Company including the relocation and setting-up of the Company’s new office were incurred in the current period but not in the prior period. The increase in the loss for the three months ended July 31, 2004 relates primarily to the property payments.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $18,700 as of July 31, 2004 and negative working capital of ($46,941). We anticipate that we will incur the following in the next 12 months:

o	$160,000 in connection with property payments and the initial exploration of the Imperial and Gilman Properties;

o	$70,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Current cash on hand is insufficient for the Company’s existing commitments. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Net cash used in operating activities during the six months ended July 31, 2004 was $100,148 compared to $5,921 during the six months ended July 31, 2003. The increased cash used in operations was primarily due to an increase in the net loss in 2004 ($145,790) compared to 2003 ($15,501). The effect of the higher loss was partially offset by two non-cash items included in the loss from operations. The Company recorded $43,200 in non-employee stock-based compensation, and $2,500 related to the amortization of its web-site development costs. In addition, partially offsetting the overall increase was an increase in accounts payable and accrued liabilities in 2003 of $9,580.

Cash from financing for the six months ended July 31, 2004 was the result of $60,000 received from the proceeds of a loan and $60,000 from the exercise of stock options. Cash used in investing activities related to the payment of a refundable reclamation deposit on the Imperial Property. There was no financing or investing activity in the comparable period in 2003.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $239,499 for the period from December 21, 2001 (inception) to July 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 2. Changes in Securities

The Company has not purchased any shares during the second quarter of 2004, whether through a publicly announced plan or program or otherwise.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

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

(b)     Reports on Form 8-K.

On May 13, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the execution of the Property Option Agreement with Minquest Inc. with respect to the Gilman Property.

On May 26, 2004, the Company filed a Current Form 8-K under Item 5 regarding the addition of Richard Kern to the Board of Directors.

On June 30, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the execution of the Property Option Agreement with Minquest Inc. with respect to the Imperial Property and the Company’s loan agreement.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

DATE: SEPTEMBER 10, 2004	BY: /S/ DONALD NEAL DONALD NEAL PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY AND TREASURER