Form 10QSB
period 2004-10-31
AMERICAN GOLDFIELDS INC
filed 2004-12-13
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

(Former name, former address & former fiscal year, if changed since last report)

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

Common Stock, $0.001 par value, 25,817,878 shares outstanding as of December 7, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (ELECT ONE) ___ YES __X___ NO

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.Unaudited Interim Financial Statements:

         Balance Sheets
         October 31, 2004, and January 31, 2004 (audited)

         Statements of Loss for the three and nine-month periods ended October 31, 2004 and 2003, and for the period from inception on December 21, 2001 to October 31, 2004.

         Statements of Cash Flows for the three and nine-month periods ended October 31, 2004 and 2003, and for the period from inception on December 21, 2001 to October 31, 2004.

         Notes to the Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Statements of Loss

Statements of Cash Flows

Notes to the Financial Statements

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

                                                                                October 31         January 31
                                                                                  2004                2004
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash                                                               $             4,324    $          12,104
     Prepaid expenses                                                                   430                  330
                                                                        -- ------------------ -- ----------------

          Total current assets                                                        4,754               12,434

Reclamation deposit (note 2)                                                         13,256                    -
Web-site development costs, net (note 3)                                             14,000                    -
                                                                        -- ------------------ -- ----------------

Total Assets                                                             $           32,010    $          12,434
===================================================================================================================

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $            42,355   $          10,572
     Loan payable (note 4)                                                            60,000                   -
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  102,355              10,572
                                                                        -- ------------------ -- ----------------

Stockholders' Equity (Deficit)
     Common stock, $0.001 par value, 600,000,000
     (January 31, 2004 - 100,000,000) shares authorized
     and 25,389,278 (January 31, 2004 - 53,914,278)
     shares issued and outstanding at October 31, 2004                                25,389             53,914
     Additional paid-in capital                                                      224,425             41,657
     Deficit accumulated during the exploration stage                               (320,159)           (93,709)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity (deficit)                                       (70,345)             1,862
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $           32,010    $        12,434
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)

                                                Three-Months Ended      Nine-Months Ended
                                                    October 31              October 31               Inception
                                                -------------------     ----------------         December 21, 2001
                                                   2004        2003        2004       2003       to October 31,2004
                                                -------     -------     -------    -------      --------------------
Expenses
     Mineral property acquisition and
       exploration expenditures             $    62,897    $      -   $ 165,297  $   7,600        $   179,821
     Office and sundry                            9,915         467      25,996        917             29,171
     Rent                                         1,512         150       3,557        450              5,497
     Professional fees                            2,813       1,673      19,767      8,224             84,572
     Transfer agent fees                          1,235           -       3,165        600              5,430
     Amortization                                 1,500           -       4,000          -              4,000
     Directors fees                                   -           -           -          -              5,000
     Interest                                       788           -         941          -                941
     Consulting fees                                  -           -       3,727          -              5,727
                                            ----------------------------------------------------------------------
Loss for the period                         $   (80,660)   $ (2,290) $(226,450) $ (17,791)       $  (320,159)
===================================================================================================================

Basic and diluted loss per share
    of common stock                         $     (0.00)   $   (0.00)  $  (0.00)  $ (0.00)
===================================================================================================================


Weighted average shares outstanding
- basic and diluted                          25,156,941    53,914,278   31,138,092  53,914,278
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                   Three-Months Ended          Nine-Months Ended
                                                        October 31                 October 31            Inception
                                                    ------------------         ----------------      December 21, 2001
                                                        2004      2003           2004      2003     to October 31, 2004
------------------------------------------------    --------   -------        -------   -------     ------------------
Cash provided by (used in):

Cash flows from operating activities
     Net loss for the period                     $  (80,660) $ (2,290)       $(226,450) $ (17,791)        $ (320,159)
     Adjustments to reconcile net loss to net
       Cash used in operating activities:
         Stock-based compensation                         -          -          43,200          -             43,200
         Amortization                                  1,500         -           4,000          -              4,000
       Changes in assets and liabilities
         Prepaid expenses                                  -         -            (100)         -               (430)
         Accounts payable and accrued liabilities     36,284    (2,620)         36,326      6,960             46,898
                                                   -------------------       --------------------    -----------------

      Net cash from operating activities             (42,876)   (4,910)       (143,024)   (10,831)          (226,491)

Cash flows from financing activities
      Proceeds from loan                                   -        -           60,000          -              60,000
      Proceeds from the issue of common stock              -        -                -          -              95,571
      Proceeds from the exercise of stock options     28,500        -           88,500          -              88,500
                                                   ------------------        --------------------    -----------------
      Net cash from financing activities              28,500        -          148,500          -             244,071

Cash flows from investing activities
      Reclamation deposit                                  -        -          (13,256)         -             (13,256)
                                                   ------------------        --------------------    -----------------
      Net cash from investing activities                   -        -          (13,256)         -             (13,256)
                                                   ------------------         -------------------    -----------------

Increase (decrease) in cash                          (14,376)  (4,910)          (7,780)   (10,831)              4,324

Cash, beginning of period                             18,700   24,947           12,104     30,868                   -
                                                   ------------------        --------------------    -----------------
Cash, end of period                              $     4,324 $ 20,037        $   4,324  $  20,037         $     4,324
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable  by contribution
         from a shareholder                      $         - $      -        $   4,543  $       -         $     4,543
      Web-site development costs related to non-
         Employee stock-based compensation       $         - $      -        $  18,000  $       -         $    18,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(formerly Baymont Corporation)
(An Exploration Stage Company)

 Notes to the Financial Statements
(Unaudited)

                            OCTOBER 31, 2004 AND 2003

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2004 has been omitted. The results of operations for the three and nine month periods ended October 31, 2004 are not necessary indicative of results for the entire year ending January 31, 2005.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $320,159 for the period from December 21, 2001 (inception) to October 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. RECLAMATION DEPOSIT

The Company has been granted a drilling permit from the state of Nevada for the Imperial Property. As part of the application process, the Company paid a refundable deposit to the state for the estimated reclamation costs associated with the planned drill program. Upon completion of any required reclamation, the Company will receive a refund of the deposit.

3. WEB-SITE DEVELOPMENT COSTS

Web-site development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's web-site up to initial installation. The asset is being amortized over its estimated useful life of 3 years using the straight-line method. Ongoing web-site post-implementation costs will be charged to operations as incurred.

4. LOAN PAYABLE

On July 5, 2004 the Company entered into a loan agreement with a minority shareholder. The total proceeds of the loan of $60,000 were used by the Company to make the initial $60,000 Imperial Property payment (note 7) to Minquest Inc. The loan bears interest at the Bank of Canada Prime Lending Rate plus 1% and is repayable on or before July 5, 2005. The Company has the option of repaying the loan earlier without penalty. No security was provided for the loan. On November 15, 2004, the Company repaid the balance of the loan of $60,000 along with $1,070 of interest accrued to the repayment date.

5. COMMON STOCK

On February 23, 2004, the Company approved a 6:1 forward stock split. As a result of the stock split, an additional 44,928,565 shares of common stock were issued. The par value of the common stock remained unchanged at $0.001 per common share but the authorized number of common stock increased to 600,000,000 from 100,000,000.

On March 31, 2004, two Directors of the company returned a total of 30,000,000 shares (such number reflects the 6:1 stock split) of common stock to treasury for no proceeds.

6. STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company has not granted any stock options to employees or directors in either of the nine or three-month periods ended October 31, 2004 or 2003.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,700,000 stock options to non-employees during the quarter ended April 30, 2004. The Company did not grant any stock options during the quarter ended October 31, 2004. The options were valued using the

Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk free interest rate of 3% and, (4) expected life of 1 year. The weighted average fair value of options granted for the three-months ended April 30, 2004 was $0.036. There were no stock options granted for the three-months ended October 31, 2004. As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss at October 31, 2004:

   Mineral property acquisition and exploration expenditures         $ 32,400
   Office and sundry                                                    7,200
   Consulting                                                           3,600
                                                                   ----------
                                                                     $ 43,200

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

Activity under the 2004 Plan is summarized as follows:


                                                               Weighted
                                                                Average
                                         Options               Exercise
                                       Outstanding               Price
                                    ---------------       -----------------
Balance, January 31, 2004                         -         $         -

Options granted                           1,700,000         $       0.06
Options exercised                        (1,475,000)        $       0.06
                                    ----------------      -----------------

Balance, October 31, 2004                   225,000         $       0.06
                                    ================      =================



The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at October 31, 2004:


                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.06         225,000             9.42           $   0.06            225,000         $      0.06
   ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                         225,000                                                225,000
                  ===============                                          ============

7. COMMITMENTS


                          IMPERIAL PROPERTY                GILMAN PROPERTY                      HERCULES PROPERTY
                      -------------------------      -----------------------------         --------------------------------
                      Property     Exploration       Property         Exploration          Property            Exploration
            Year      Payments     Expenditures      Payments         Expenditures         Payments            Expenditures

            2005      $20,000      $ 75,000         $15,000           $  50,000              $ 20,000            $  150,000
            2006      $20,000      $100,000         $15,000           $  75,000              $ 20,000            $  200,000
            2007      $20,000      $100,000         $15,000           $ 100,000              $ 20,000            $  300,000
            2008      $20,000      $100,000         $15,000           $ 100,000              $ 20,000            $  400,000
            2009            -      $125,000         $15,000           $ 125,000              $ 20,000            $  500,000
            2010            -             -               -                   -              $ 20,000            $  500,000
            2011            -             -               -                   -              $ 20,000            $  500,000
            2012            -             -               -                   -              $ 20,000            $  500,000
            2013            -             -               -                   -              $ 20,000            $  500,000
            2014            -             -               -                   -              $ 20,000            $  500,000

                     ------------------------------------------------------------------------------------------------------
                      $80,000      $500,000         $75,000            $450,000              $200,000            $4,050,000

On May 7, 2004, the Company completed the formal agreement with Minquest Inc. (`Minquest') for an option to acquire a 100% interest in the Gilman Property. Concurrently, the company made the first $10,000 payment to Minquest. The Gilman property consists of 19 contiguous, unpatented mineral claims covering approximately 390 acres located in Lander County, Nevada, U.S.A. The agreement requires certain additional minimum annual property payments with a total of $75,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased.

On June 30, 2004, the Company entered into an agreement with Minquest for an option to acquire a 100% interest in the Imperial Property. The company made the first scheduled payment of $60,000 upon signing the agreement (note 4). The Imperial Property consists of 22 contiguous, unpatented mineral claims covering approximately 450 acres located in Esmeralda County, Nevada, U.S.A. The agreement requires certain additional minimum annual property payments with a total of $80,000 required to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by the July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest.

On October 22, 2004, the Company entered into an agreement with Minquest for an option to acquire a 100% interest in the Hercules Property. Concurrent with the signing of the agreement, the Company made the first property payment of $20,000. The Hercules Property consists of 40 mineral claims located in Lyon County, Nevada, USA, approximately 40 kilometers southwest of Reno, Nevada. The agreement requires certain additional minimum annual property payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000.

8. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of Minquest. The Gilman and Imperial Property option agreements require the Company to use Minquest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on either the Hercules, Imperial or Gilman Properties will be at the direction and discretion of the Company. For the nine-months ended October 31, 2004, the Company paid Minquest a total of $90,000 related to the initial property payments for the Imperial ($60,000), Hercules ($20,000) and Gilman ($10,000) Properties. Included in the net loss for the nine months ended October 31, 2004 is an amount of $9,200 with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or Minquest a combined total of $15,100 for expenses including claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

9. SUBSEQUENT EVENT

On November 4, 2004, the Company closed a private placement consisting of 403,600 units at $2.50 per unit for total proceeds of $1,009,000. Each unit consists of one common share and three non-transferable share purchase warrants, designated Class A, Class B and Class C. Each warrant entitles the subscriber to purchase one common share of the Company for a period of five years from the date that the warrant first becomes exercisable. The warrants have an exercise price of $1.50 per share for the Class A warrants, $2.00 per share for the Class B warrants and $2.50 per share for the Class C warrants. The Class A warrants are exercisable commencing November 4, 2005, the Class B warrants are exercisable commencing May 4, 2006, and the Class C warrants are exercisable commencing November 4, 2006.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the nine or three months ended October 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the  nine  months  ended  October  31,  2004  and  2003 we had a net loss of
$226,450 and $17,791 respectively. Our year to date net loss for 2004 has increased substantially over 2003 as a result of the Company making payments totaling $90,000 with respect to the Hercules ($20,000), Imperial ($60,000) and Gilman ($10,000) property option agreements. In addition, an exploration drill program began on the Imperial Property during the quarter ended October 31, 2004. In the prior nine month period, property expenditures of $7,600 were incurred on the Company's former joint venture, the Bor claims. Also in the current nine-month period the Company recorded $43,200 in stock-based compensation in relation to options granted to non-employees for services provided to the Company. Costs to restructure the Company including the relocation and setting-up of the Company's new office were incurred in the current period but not in the prior period.

During the three months ended October 31, 2004, we incurred a net loss of $80,660 compared to $2,290 for the comparative period in 2003. The increase in the loss for the current three months relates primarily to the property payment of $20,000 for the Hercules Property and the exploration drill program on the Imperial Property. Office and sundry also contributed to the increase due to a variety of factors including press release costs and securities commission filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $4,324 as of October 31, 2004 and negative working capital of ($97,601). We anticipate that we will incur the following in the next 12 months:

o $55,000 of property payments and $350,000 of exploration expenditures in connection with the Company's three properties;

o $70,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended October 31, 2004 was $143,024 compared to $10,831 during the nine months ended October 31, 2003. The increased cash used in operations was primarily due to an increase in the net loss in 2004 ($226,450) compared to 2003 ($17,791). The effect of the higher loss was partially offset by two non-cash items included in the loss from operations in the current year. The Company recorded $43,200 in non-employee stock-based compensation, and $4,000 related to the amortization of its web-site development costs. Also partially offsetting the effect of the increased loss in the current year was an increase in accounts payable and accrued liabilities of $36,326.

Cash from financing for the nine months ended October 31, 2004 was the result of $60,000 received from the proceeds of a loan and $88,500 from the exercise of stock options. Cash used in investing activities related to the payment of a refundable reclamation deposit to the state of Nevada on the Imperial Property. There was no financing or investing activity in the comparable period in 2003.

On November 4, 2004 the Company completed a private placement where the Company sold 403,600 units for $2.50 per unit for proceeds of $1,009,000. Each unit included three warrants with exercise prices of $1.50, $2.00, and $2.50 respectively. We believe that the proceeds from the private placement will be sufficient for our anticipated needs for the next 12 months. If however, we will need funding beyond this need, we do not have any arrangements in place for any future financing. If additional financing will be necessary, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

GOING CONCERN CONSIDERATION

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $320,159 for the period from December 21, 2001 (inception) to October 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not purchased any shares during the second quarter of 2004, whether through a publicly announced plan or program or otherwise.

As disclosed in the Company's Form 8-K filed on November 8, 2004, the Company closed a private placement of 403,600 units at $2.50 per unit for proceeds of $1,009,000. The shares and warrants issued in said private placement were granted under an exemption provided by Section 4(2) of the Securities Act of 1933, as an offer and sale of securities not involving a public offering.

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

(b) Reports on Form 8-K.

On November 1, 2004,  the Company filed a Current  Report on Form 8-K under Item
1.01 regarding the execution of the Property Option Agreement with Minquest Inc. with respect to the Hercules Property.

On November 8, 2004, the Company filed a Current Form 8-K under Item 8.01 regarding the private placement of shares and warrants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.





DATE:   DECEMBER 13, 2004               BY:   /S/ DONALD NEAL
                                         ---------------------------
                                         DONALD NEAL
                                         PRESIDENT, CHIEF EXECUTIVE
                                         OFFICER, SECRETARY AND TREASURER