Form 10KSB
period 2005-01-31
AMERICAN GOLDFIELDS INC
filed 2005-04-29
CIK 1167886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2005

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

Check  whether  the issuer  (l) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for fiscal year ended January 31, 2005 were 0.

The aggregate market value of the voting stock held by non-affiliates as of April 28, 2005 is: $37,106,182

The number of shares of the issuer's Common Stock outstanding as of April 28, 2005 is 25,842,878.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

American Goldfields Inc. (the "Company" or "we"), f/k/a Baymont Corporation, is a natural resource exploration stage company engaged in the acquisition and exploration of properties for deposits of gold or silver. We were incorporated on December 21, 2001 under the laws of the State of Nevada. Since then, we have engaged primarily in the acquisition and exploration of mining interests in properties that may potentially have deposits of gold and silver. To date, we have not earned any revenues.

In December 2001, we caused the incorporation of our wholly owned subsidiary, Baymont Explorations Inc., under the laws of British Columbia. Through this subsidiary we acquired a 75% undivided interest in a group of mineral claims known as the Bor Claims, being four mineral claims covering a total area of 247 acres located in the Omineca Mining Division of the Province of British Columbia, Canada. The interest was purchased from Lorne B. Warren of Smithers, British Columbia, the beneficial owner of the claims, for US$2,500. In April 2004 we terminated our interest in this property.

On various dates in 2004 and 2005, we entered into separate agreements with MinQuest Inc. ("MinQuest") granting us an option to purchase 100% of MinQuest's mining interests in six different properties located in various parts of the State of Nevada, which we plan to explore for the purpose of determining whether there are any commercially exploitable deposits of gold or silver. None of the properties presently has any mineral deposits. The properties are undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the properties, and there is no power supply to the properties. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Further exploration of all of our mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess deposits of gold or silver. We can provide no assurance to investors that our mineral claims contain a commercially viable mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we definitely have no reserves on our mineral claims.

CORPORATE HISTORY

From the date of its incorporation until February 5, 2004, the Company was controlled by its sole officer and director, Mr. Alfredo De Lucrezia. On February 5, 2004 Mr. Lucrezia appointed Donald Neal and Gregory Crowe to the Board and resigned as the Company's sole officer. Mr. Neal was duly appointed as the Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Neal's appointment to the Board became effective on February 5, 2004, and Mr. Crowe became a member of the Board on February 23, 2004, ten days after the mailing of the Information Statement regarding such changes. On such date, Mr. Lucrezia resigned as a director of the Company.

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

On May 26, 2004, Mr. Richard Kern joined the Board of Directors of the Company. Mr. Kern is also the President of MinQuest Inc. All of the Company's current mineral properties have been optioned from MinQuest. In addition, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company's current properties. As a result, a significant portion of the Company's expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.

COMPETITION

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

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

EMPLOYEES

We have no employees as of the date of this report other than Mr. Donald Neal, our sole officer. Our sole officer and three directors (one of which is Mr.
Neal) provide planning and organizational services for us on a part-time basis.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $418,970 for the period from December 21, 2001 (inception) to January 31, 2005, and has no revenues. We anticipate generating losses for future periods. Therefore we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising capital. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in American Goldfields Inc.

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

IF WE DO NOT COMPLETE THE REQUIRED OPTION PAYMENTS AND CAPITAL EXPENDITURE REQUIREMENTS MANDATED IN OUR RESPECTIVE AGREEMENTS WITH MINQUEST, WE WILL LOSE OUR INTEREST IN THAT RESPECTIVE PROPERTY AND OUR BUSINESS MAY FAIL.

If we do not make all of the property payments to MinQuest or incur the required expenditures in accordance with the respective property option agreements we will lose our option to purchase the respective property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the properties.

OUR DIRECTORS HAVE THE ABILITY TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS SUBMITTED FOR SHAREHOLDER APPROVAL AND THEIR INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

By virtue of a Shareholders' Agreement dated February 10, 2004 between Messrs. Neal and Crowe our directors have the ability to nominate and appoint a majority to our Board. Since the agreement also provides that the two shareholders shall vote their respective 3,000,000 shares together, they have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval. This could have a significant impact on mergers, acquisitions, and the sale of all or substantially all of our assets, and also to prevent or cause a change of control.

BECAUSE ALL OF OUR MINERAL PROPERTIES HAVE BEEN OPTIONED FROM MINQUEST AND ONE OF THE DIRECTORS OF THE COMPANY IS ALSO A DIRECTOR OF MINQUEST, POTENTIAL CONFLICTS OF INTEREST COULD IMPACT OUR BUSINESS.

Mr. Kern joined the Board of Directors of the Company on May 26, 2004. Mr. Kern is also the president of MinQuest. All of the Company's mineral properties have been optioned from MinQuest. As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company's ability conduct its business. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company. If Mr. Kern were to terminate his relationship with the Company, the Company would be adversely affected while we found a suitable replacement. To date, there have not been any conflicts of interest between the Company and MinQuest or Mr. Kern.

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

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE DUE TO OUR INABILITY TO PREDICT THE SUCCESS OF OUR BUSINESS

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2001 and to date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

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

BECAUSE ACCESS TO OUR MINERAL CLAIMS MAY BE RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

We currently maintain our corporate office at 200-4170 Still Creek Drive, Burnaby, B.C., Canada, at a cost of $400 per month. This rental is on a month-to-month basis without a formal contract

We have interests in the following real properties:

GILMAN PROPERTY

On May 7, 2004, the Company completed the formal agreement with MinQuest for an option to acquire a 100% interest in a property known as the "Gilman Property." Concurrently, the company made the first $10,000 option payment to MinQuest. The agreement requires certain additional minimum annual property option payments with a total of $75,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased. The Company is not required to use MinQuest for exploration undertaken on the Gilman Property. However, at its discretion, the Company has engaged MinQuest as the principal contractor for exploration performed to date. On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company's obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. All other terms and commitments of the original agreement remain unchanged.

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

Land claims in the district are administered under Department of Interior, Bureau of Land Management ("BLM") and Department of Agriculture, Forest Service ("USFS") under the Federal Land Policy and Management Act of 1976. The Gilman claims cover portions of Sections 7, 8, 17, and 18 in Township 16 North, Range 44 East in Lander County, Nevada. None of the claims have been legally surveyed. All of the claims are on USFS administered lands, while the access to the property is across BLM land.

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

GEOLOGICAL EXPLORATION PROGRAM

Evaluation of the Gilman claims to date has consisted of the preparation of a topographic base map, and surface and underground geochemical sampling.
Significant gold and silver values have been found associated with the range front quartz vein. Values up to 1.41 oz/ton gold and 24.9 oz/ton silver have been obtained in surface and underground sampling. Future exploration will include drilling of the range front fault. Scheduling of drilling is difficult because of the unknown time to permit holes on Forest Service lands. This process can often take six months or more.

IMPERIAL PROPERTY

On June 30, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in a property known as the "Imperial Property." The company made the first scheduled option payment of $60,000 upon signing the agreement. The agreement requires certain additional minimum annual property option payments with a total of $80,000 required to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by the July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest. The Company is required to use MinQuest for exploration conducted on the Imperial Property.

DESCRIPTION AND LOCATION OF THE IMPERIAL PROPERTY

The Imperial Property is located in Esmeralda County, Nevada, approximately 60 kilometres southwest of Tonopah and 300 kilometers northwest of Las Vegas in the Railroad Springs Mining District. The property consists of 22 mineral claims elongated in an east-west direction, covering approximately 450 acres located in Railroad Pass between the Montezuma Range to the northeast and the Silver Peak Range to the southwest. The property covers portions of two adjacent US Geological Survey 7 1/2' quadrangle map sheets: Lida Wash, Nevada and Montezuma Peak, SW Nevada. The center of the property is situated at approximately 117o 31' 43" West longitude and 37o 33' North latitude.

Land claims in the district are administered under Department of Interior, Bureau of Land Management ("BLM") under the Federal Land Policy and Management Act of 1976. The Imperial claims cover portions of Sections 34, 35, and 36 in Township 4S, Range 40East in Esmeralda County, Nevada. None of the claims have been legally surveyed. The property is most easily accessed from the community of Silver Peak, Nevada by following US route 95 west from Tonopah for a distance of 35 kilometers and turning south onto paved State Highway 295 for 21 kilometers and then west on a secondary gravel road for 500 meters to the eastern claim boundary.

MinQuest is the registered owner of 12 of the claims that make up the Imperial Property. Ten of the claims (Lida 1 to Lida 10) are registered to Richard Kern, Michael Forth, and James Motter. Under the terms of a Letter Agreement, the Lida claims have been leased to MinQuest for a period of 20 years. The lease allows MinQuest to transfer title to third parties providing all conditions of the original agreement are met. To maintain the claims in good standing, maintenance fees totaling $135 per claim are payable to the BLM on or before September 1 of each year. Recording fees of approximately $15 per claim are required by Lander County each year.

EXPLORATION HISTORY OF THE IMPERIAL PROPERTY

The Imperial was first developed in the 1920's but apparently had little or no production until the late 1930's. The Imperial Mine produced approximately 10,000 tons of ore grading +0.5 oz/ton was probably shut down at the beginning of World War II. The mine has two adits, the longest of which has approximately 2,600 feet of drifts and crosscuts. A 200 foot shaft, which is not accessible, is also located on the property.

The property has been explored by Energy Reserves Group, Goldsil Mining, Felmont Oil, and Nevada Star Resource Corporation. Felmont conducted the bulk of the work during 1983 - 1984 including drilling 19 reverse circulation holes. Five of these holes intercepted significant thickness of +0.03 oz/ton oxide gold "Carlin style" mineralization. Six of their holes were drilled on the area that hosted the Imperial Mine. The best hole has a 30 meter intercept of 0.036 oz/ton including 6 meters of 0.062 oz/ton. No other holes were drilled on this target that is more than a mile long. Felmont dropped the property partly because they lost the rights to the portion of the claim covering the Imperial Mine and partly because they were taken over by Homestake.

Nevada Star conducted a soil survey over the non-Imperial Mine claim block in 1987 and partially tested the area around two of the better Felmont holes with shallow close-spaced (33 m) grid drilling. This work which defined an area of gold mineralization and confirmed the presence of Carlin-style gold in silty rocks adjacent to northeast trending high angle feeder faults, was to be followed up by drill testing of this and several other targets. However, Nevada Star was unable to raise the capital needed to continue and relinquished the property.

GEOLOGY OF THE IMPERIAL MINERAL CLAIMS

The geology of the property is described in a December,  2002 report by Geoffrey
N. Goodall, President of Global Geological Consultants Ltd., a private consulting firm. Regionally, the Imperial Property is located within the Walker Lane which hosts several precious metal deposits. Two distinct types of gold mineralization occur on the Imperial Property. The first type is associated with high angle bodies of jasperoid that outcrop along the east-west axis of the property. The second type of mineralization is identified from drill hole data in the eastern part of the property. Here gold mineralization is associated with flat lying bedding and is disseminated throughout highly altered limonite stained decalcified siltstones.

Structurally, two fault sets appear closely related to mineralization. The Imperial Fault and other associated west-northwest structural zones have received the bulk of the exploration within the district. Numerous northeast trending faults, some of which are shown by soil geochemistry, have received little attention as possible feeders. Nearly all gold anomalies from the eastern half of the claims have a northeast trend. These anomalies are thought to be leakage along feeder faults.

Three primary Carlin-type targets are present at Imperial. The first and most important is the Imperial Target that has only one hole on the favourable side of the approximately 1,600 meter long structure. The second target, called the Central Target is an open-ended 500 meter long gold in soil anomaly along a northeast trending fault system. A final target is a large anomaly under cover in the central portion of the claim group. The anomaly is 400 meters long and has gold in soil anomaly at its west end.

A final target is a high-grade gold mineralization hosted by the Imperial fault. Gold grades up to 2 oz/ton are recorded on underground stope maps.

CURRENT STATE OF EXPLORATION

The Imperial claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped but does contain two adits, the longest of which has approximately 2,600 feet of drifts and crosscuts. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim.

Exploration  of  the  enargite-bearing   high-grade  vein  system  is  warranted
simultaneously with Carlin-style exploration. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

GEOLOGICAL EXPLORATION PROGRAM

The Company has budgeted approximately $180,000 for an exploration program that will focus on the five high-grade vein and disseminated gold targets within the Imperial Property. The program is expected to take a total of six months to complete and will include approximately 30 reverse circulation holes for a total of 4,500 feet of drilling. As of the end of February, 2005, the Company had completed 10 holes for a total of 2,995 feet. In addition to the drilling the Company has also conducted underground sampling. A total of 40 samples have been taken of quartz vein related mineralization underground. This work confirmed the presence of high grade values in the two adits sampled and will help target further drilling.

Of the first six drill holes drilled, several intersected stopes which were not visible on existing underground maps. This was to be expected to some extent, as Phase I of the drill program was designed to test an area of previous underground mining which had already had extensive workings. Of particular interest was drill hole IR-4 which intersected 10 feet of high grade gold. This 10 foot interval (105' to 115') averages 0.50 oz/ton gold occurs within a 40 foot interval (110' to 140') that averages 0.154 oz/ton gold.

Significant results for IR-4 by 5 foot intervals are as follows:

      HOLE NO.           FROM (FT)          TO (FT)        INTERCEPT (FT)        PPM AU (OZ/TON)
  ------------------ ------------------- --------------- -------------------- ----------------------
        IR-4                100               105               0.88                 (0.026)
                            105               110               11.60                (0.338)
                            110               115               22.80                (0.666)
                            115               120               2.06                 (0.060)
                            120               125               0.89                 (0.026)
                            125               130               2.01                 (0.059)
                            130               135               1.27                 (0.037)
                            135               140               0.76                 (0.022)

Phase II of the drilling program is expected to begin in April, 2005. The goal of the second phase of the program is intended to test additional high grade and disseminated gold targets.

A total of 40 channel samples were taken across veins exposed in the upper and lower adits. Results of the channel samples are noted in the table below.

                            IMPERIAL UPPER ADIT RESULTS

     SAMPLE NUMBER       WIDTH (FT)        GOLD (OZ/TON)        SILVER (OZ/TON)
  -------------------- ---------------- -------------------- -------------------
  -------------------- ---------------- -------------------- -------------------
         IUA 0               6.0               0.232                 0.123
        IUA 10               4.0               0.507                 0.464
        IUA 30               4.0               0.035                 0.020
        IUA 40               4.0               0.275                 0.079
        IUA 50               2.5               0.248                 0.201
        IUA 65               3.0               0.340                 0.239
        IUA 70               3.0               0.271                 0.213
        IUA 80               3.0               0.165                 0.239
        IUA 93               2.0               0.249                 0.181
        IUA 105              4.0               0.331                 0.175
        IUA 120              3.0               0.615                 0.978
        IUA 128              2.5               1.517                 1.083
        IUA 140              1.5               0.106                 0.149
        IUA 150              1.5               0.045                 0.018
        IUA 175              2.5               7.636                 0.251
        IUA 190              3.0               0.112                 0.032
        IUA 210              3.0               0.127                 0.114
        IUA 230              2.5               0.012                <0.015
        IUA 250              2.0               0.014                 0.018


                            IMPERIAL LOWER ADIT RESULTS

     SAMPLE NUMBER       WIDTH (FT)        GOLD (OZ/TON)        SILVER (OZ/TON)
  -------------------- ---------------- -------------------- -------------------
  -------------------- ---------------- -------------------- -------------------
        ILA 50               1.0               0.143                 0.742
        ILA 70               1.5               0.033                 0.053
        ILA 90               2.5               0.183                 0.850
        ILA 110              3.0               0.154                 0.844
        ILA 137              2.0               0.506                 1.451
        ILA 152              1.5               0.045                 0.085
        ILA 170              1.5               0.004                 0.015
        ILA 202              2.0               0.048                 0.020
        ILA 250              2.5               0.053                <0.015
        ILA 300              3.0               0.004                 0.035
        ILA 350              3.0               0.002                 0.064
        ILA 400              2.0               0.013                 0.015
        ILA 420              2.5               0.341                 0.044
        ILA 430              1.5               0.379                 0.020
        ILA 444              2.0               0.159                 0.020
        ILA 450              3.0               0.102                 0.023
        ILA 460              1.5               0.089                 0.053
        ILA 500              2.5               0.178                 0.397
        ILA 510              3.0               0.497                 0.131
        ILA 520              3.0               0.148                 0.155
        ILA 527              2.0               0.113                 0.018

HERCULES PROPERTY

On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in a property known as the "Hercules Property." Concurrent with the signing of the agreement, the Company made the first property option payment of $20,000. The agreement requires certain additional minimum annual property option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000.

DESCRIPTION AND LOCATION OF THE HERCULES PROPERTY

The Hercules Property is located in Lyon County, Nevada, approximately 40 kilometers southwest of Reno. Access is via 11 kilometers of paved and dirt road from Dayton. Hercules is approximately 16 kilometres from the Comstock lode. Land claims in the district are administered under Department of Interior, Bureau of Land Management ("BLM") under the Federal Land Policy and Management Act of 1976. MinQuest holds a 100% interest in these claims via unpatented mining claims.

EXPLORATION HISTORY OF THE HERCULES PROPERTY

The Hercules Property was first discovered in 1860 by pioneers during the famous "Washoe Rush". Production from high grade veins started as early as 1870 and occurred as late as 1956. The Hercules Mine, located on the property, had production of 5,000 ounces of gold and 20,000 ounces of silver as indicated from stoping. Recent exploration efforts began in the early 1980's when placer mining was attempted on the eastern portion of the property, below the Hercules Mine. Since then, Asamera, St. Joe, Horizon Gold, Phelps Dodge and Adamas\GSL have conducted exploration efforts totaling over US$2,000,000 in expenditures. Drilling undertaken by predecessor companies are as follows:

  o   St. Joe        1985        11 RC holes for 2,715 feet (882 m)
  o   Asamera        1985        10 Core holes for 4,314 feet (1,400 m)
  o   Horizon Gold   1986-90     138 RC holes for 18,091 feet (5,874 m)
  o   Phelps-Dodge   1995-97     17 RC holes for a total of 8,805 feet (2,859 m)

A total of 33,925 feet (11,015 m) in 176 holes have been completed on the property. The vast majority of the drilling targeted shallow open pit heap-leachable gold mineralization. No systematic exploration of the high-grade vein targets has been completed.

GEOLOGY OF THE HERCULES MINERAL CLAIMS

The property lies within the Walker Lane structural corridor. Major mines within the Walker Lane include the Comstock, Tonopah, Goldfield and Bullfrog. The Walker Lane is characterized by a strong northwesterly structural fabric causing easterly rifting. As with much of the Walker Lane rocks at Hercules consist dominantly of Tertiary age pyroclastic volcanics and volcaniclastic sediments cover the entire property. The pyroclastic rocks have been intruded by several volcanic vents and plugs. Thin post-mineral basalt and rhyodacite of Pliocene age cover mineralization on the northern and western sides of the property.

The Hercules Property contains one of the most significant untested Comstock-type vein systems in the Western U.S. Although some mining occurred near-surface, the bulk of the 8.4 million ounces of gold and 193.5 million ounces of silver mined at Comstock occurred below 1,200 feet (400 m). This bonanza grade mineralization averaged 2.0 oz/ton gold and 50 oz/ton silver. The depth of erosion of the Hercules vein system appears identical to that of the nearby Comstock as evidenced by the following:

         1. Multiple parallel veins that should merge at depth.
         2. Presence of low-temperature alteration minerals such as chalcedony, calcite, and kaolinite in exist in veins at current surface.
         3. Presence of low temperature elements such as mercury, arsenic and antimony.
         4. A low silver to gold ratio relative to bonanza horizon.
         5. Low base metal content (lead, zinc) relative to bonanza horizon.
         6. Localized high-grade gold (+0.5 oz/ton) in veins at current erosion surface.

The Hercules mineralization is largely localized along two parallel dip-slip multi-vein structures which trend north-northeast, parallel to the Comstock structure. The structures have near-vertical dips and have been offset by two east-west faults. Gold/silver is hosted by permeable volcanics/volcaniclastics as well as by the high-angle structures. The highest grade mineralization occurs in quartz veins within the faults. Silicification and banded quartz-adularia veins are surrounded by intense clay alteration grading to weak propylitic alteration.

The second target type at Hercules is bulk-minable heap-leachable gold/silver. According to reserves studies done by Pioneer Mining Corporation and Horizon Gold Shares, Inc. the property contains a resource of roughly 217,000 ounces of gold and 1,571,000 ounces of silver using results from 176 drill holes and numerous channel samples collected from outcrops, trenches and road cuts. The above total contains +0.03 oz/ton (1 g/t) reserve/resources from the following individual target areas:

o Zones C/D/E contain 2.4 million tons grading 0.040 oz/ton (1.36 g/t) gold and 0.37 oz/ton (13 g/t) silver within three separate pods. Drilling is wide spaced and incomplete between the three pods. The pods remain open ended along strike and down dip. These pods may join along strike. Two claims not owned by MinQuest cover part of this resource. In the past, these claims were leased for reasonable terms.

o Zone A/B is an extension of the C/D/E/ zone. The A/B zone contains an additional +0.03 oz/ton resource of 300,000 tons grading 0.033 oz/ton (1.14 g/t) gold and 0.20 oz/ton (1.37 g/t) silver.

o The West Cliff Zone contains an additional resource of 1.011 million tons grading 0.047 oz/ton (1.56 g/t) gold and 0.20 oz/ton (6.8 g/t) silver as indicated in widely spaced drilling and surface sampling results. Untested mineralization occurs north of the West Cliff resource. This area has a 5,000 feet (1620 m) strike length with surface samples including 60 feet (27 m) grading 0.033 oz/ton (1.1 g/t)
         gold).

o The Loaves Zone has a calculated +0.03 oz/ton gold resource of 500,000 tons of 0.040 oz/ton gold and 0.20 oz/ton silver.

All of these resources remain open along strike and at depth.

St. Joe and Horizon Gold performed bulk tests from drill cuttings and surface samples. The average recovery for gold was 88%. The process involved crushing and pulverizing the sample and completing a bottle roll using over 50 separate samples. Although the tests are encouraging, further metallurgy is needed to determine recoveries of various size fractions.

A bonanza grade Comstock type gold/silver deposit is the primary target at Hercules. All of the mineralized vein structures listed previously are targets. Exploration should begin in areas with higher-grade gold values at surface, with higher silver/gold ratios, more base metals, higher temperature alteration suites and where multiple veins occur. This will ensure the shallowest targets will be tested first. The most likely site to start as indicated by initial study is area D and E of the Hercules Mine target. Accurate drilling down dip in 100 m steps will allow spot coring of the target horizon at 300-400 m beneath the surface.

The secondary target is open pit bulk-minable heap leachable gold/silver for which some resources have already been established. The size and grade of these resources could be increased by drilling across their feeder structures and by drilling possible extensions.

The West Cliff target is located in the southwest portion of the property. This resource is defined by 17 widely spaced drill holes and underground and surface channel sampling results. Soil sampling and drilling suggests a second en-echelon zone occurs 300 feet (100 m) east of the main zone. The resource is open ended for 1000 feet (305m) north, 600 feet (180 m) south and down dip to the west. Only two holes have tested the parallel zone.

The Loaves target consists of a zone of silicified volcanics containing banded quartz veins. The zone has a strike length of over 5,000 feet (1520 m) and extends under cover to the northwest. This zone is probably the offset extension of the West Cliffs resource. Only two of ten holes drilled to date have tested the structure. These two holes contain intercepts of +50 feet (15m) averaging +0.02 oz/ton (0.67 g/t) gold. Previous drilling has targeted the footwall side of the fault. Even so, long intervals of anomalous gold with occasional short intervals of higher grade were encountered. This target requires angle drilling to test the hanging wall side of the structure to penetrate the fault zone at depth and along strike.

The Hercules Mine and Extensions (C\D\E) targets cover the main Hercules structure and parallel fault zones. Drilling and sampling from underground and outcrop areas have encountered relatively thick intercepts of gold and silver. This wide spaced drilling (both core and RC) and underground sampling indicate multiple mineralized structures with associated disseminated mineralization. The core samples were only partially assayed and may contain more gold than is displayed on the cross sections. The zone remains open for at least 1000 feet (300 m) north, over 1000 feet (300 m) south. Parallel mineralized structures are known to exist further to the east within the claim block. Surface samples from these structures contain up to 2.5 g/t gold.

The southern of three Loaves targets contains a small resource from 3 holes and surface panel sampling. Recent channel sample results include 33 feet (10 m) averaging 0.062 oz/ton (2.10 g/t) gold and 0.34 oz/ton (11.6 g/t) silver (Adamas news release). Soil sampling suggests a minimum of 1700 feet (515 m) of strike length that remains untested.

CURRENT STATE OF EXPLORATION

The Hercules claims have had a significant amount of exploration undertaken in their history. However, they do not currently have any mineral reserves. The property that is the subject to our mineral claims is undeveloped. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

GEOLOGICAL EXPLORATION PROGRAM

The exploration potential at the Hercules Property is considered excellent. The Comstock target is untested. Several of the near-surface targets were poorly tested and are open between the current resources. Obvious extensions of drilling, soil and rock gold anomalies and high grade veins in old workings suggest not only an excellent chance of increasing the known resource of open pit mineralization but of finding a world class bonanza gold/silver deposit at depth. During the next six months a drilling program will be conducted on the property. The proposed budget is $180,000. Shallow percussion drilling will be conducted in the area of previously drilled resources to explore for feeder structures. The vast majority of the previous resource drilling was vertical and did not test for these potentially higher grade fault zones. Once these feeder zones are identified a second round of drilling is planned to explore for deep high grade gold/silver bearing quartz veins similar to the Comstock. This second program will probably not occur until the following year.

CORTEZ PROPERTIES

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in properties known as the "Crescent Fault Project," the "Bankop Property," and the "Bullion Mountain Property" (collectively, the "Cortez Properties"). Concurrent with the signing of the agreement, the Company made the first property option payment of $65,000. The agreement requires certain additional minimum annual property option payments totaling $445,000 and minimum annual exploration expenditures totaling $1,150,000 to be paid or incurred by February 15, 2010. The agreement is subject to a 3% royalty payable to MinQuest. In addition, the Company is required to use MinQuest for exploration activities undertaken on the properties.

CRESCENT FAULT PROJECT

DESCRIPTION AND LOCATION OF THE CRESCENT FAULT PROJECT

The Crescent Fault Property is located in Eureka County, Nevada and consists of 6 unpatented claims. Access to the property is via paved highway and graded gravel road. The property is located just three miles from the Mill Canyon Deposit drilled by Newmont and five miles from the Cortez Mine. Land claims in the district are administered under Department of Interior, Bureau of Land Management ("BLM") under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (`DPE') and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Crescent Fault Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

EXPLORATION HISTORY OF THE CRESCENT FAULT PROJECT

The Crescent Fault Property was explored by Homestake from 1983 to 1986, Noranda from 1992 to 1994, and North Mining from 1995 to 1996. Past exploration includes considerable rock chip sampling, geologic mapping, and drilling. Clastic sediments have been silicified and argillized along a range front fault zone. Mineralization encountered in drilling includes 20 feet grading .11 opt, 25 feet grading .05 opt and 20 feet grading .035 opt. Au. Drilling has tested part of the range front and some of the down dropped section. Drilling on the property is summarized as follows:

Homestake                  1985-1986      2 holes drilled for 1,855 feet
Noranda                    1992-1993      8 holes drilled for 4,436 feet
North                      1995           8 holes drilled for 3,930 feet

Drill intercepts include 10 feet grading 0.155 opt gold, 20 feet grading 0.11 opt gold, 25 feet grading 0.056 opt gold and numerous intercepts from .011 to ..044 opt gold. Silver values range from 15 to 35 grams per ton over 10 to 40 feet thicknesses. Drilling has also intersected significant sphalerite and galena over 10 to 20 foot thickness. The lead-zinc mineralization appears to be related to epidote-chlorite skarn. The drilling has focused on testing the surface expression of pyritic jasperoid and quartz veining developed within parallel to sub-parallel faults to the range front. Potential down dropped sections of mineralization may exist under alluvial cover. Outcrops of jasperoid are developed along low angle thrust faults and high angle shear zones. Tertiary age dikes have been noted along high angle faults trending northwesterly.

GEOLOGY OF THE CRESCENT FAULT PROJECT MINERAL CLAIMS

The property was discovered while prospecting along the Crescent fault. One short adit and a few small prospect pits were the only evidence of previous exploration efforts prior to the first drill holes. The drilling has focused along the range front, intersecting significant alteration and mineralization.

The regional geology consists of a package of Pennsylvanian to Permian carbonate to siliciclastic sediments. This sediment package has been intruded by a possible Cretaceous granodiorite to porphyry rhyolite. The range front has had both strike-slip and dip-slip movement, down dropped along the Crescent fault. Placer Dome has determined the strike-slip movement to be up to 1 mile in an east-northeasterly direction. Many parts of the Crescent fault have been down dropped over 1000 feet under alluvial cover. In the vicinity of the property, drilling and geophysical data indicate a shelf of bedrock has been preserved at depths ranging from 250 to 400 feet deep for up to 1000 feet from the fault zone. Potential for a preserved portion of mineralized bed rock at reasonable depth is very good.

The Crescent fault bisects the Cortez Mine some 8 miles west. Tertiary volcanoclastics on the eastern part of the property are altered and quartz veined along strike of the fault. Jasperoid shows slickensides indicating two movements, one down dropped and one left lateral. Low angle faulting was noted near the top of the ridge and has been down faulted along the range front, in the next section west. The low angle faulting is represented by Ordovician chert and quartzite thrust over Pennsylvanian carbonate. North to northwest trending faults bisect the range front fault zone, down dropping and offsetting mineralization in several areas. Possible Tertiary age dikes and sills have intruded and healed several northwesterly faults and the crescent fault zone. These dikes are argillized, iron stained and in a few places, quartz veined.

The property covers a well defined zone of alteration exposed along the range front fault zone bounding the southeast portion of Crescent Valley. The alteration is composed of jasperoid, decalcified limestone, silicified shale, and quartz veining filling faults and fractures in intrusive rocks and siliciclastic sediments. Tertiary age dikes have intruded the sediments and older intrusive rocks, generally following a northwesterly trend. Alteration zones carry low values in gold, silver and copper along with minor elevations of trace elements typically identified in other disseminated gold deposits of the area. The jasperoid is vuggy with weak, erratic gold and anomalous arsenic, mercury and antimony on the surface.

The Jasperoid target dips northwesterly under alluvium, paralleling the Crescent Fault. Drilling has intercepted relatively shallow bedrock under the alluvium, but no gold has been encountered to date. Extensions of the zone will be mapped and sampled to further define this target area.

Skarn mineralization is hidden. Skarn is weakly developed and spotty throughout the area. Drilling has encountered high grade gold and base metals in carbonate rocks similar to the nearby Newmont discovery at Mill Creek about 6 miles southwest. Mapping of alteration phases may better define the Skarn target. At present, the best potential target is a blind skarn zone with high-grade gold potential.

CURRENT STATE OF EXPLORATION

The Crescent Fault claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Paved roads come within 5 miles of the property and well maintained gravel roads provide access within 1,000 feet of the property boundary. A dirt road is in place and provides adequate access throughout the property. All currently proposed drilling can be done without further road building.

GEOLOGICAL EXPLORATION PROGRAM

Potential exists for the existence of relatively high-grade gold. The exploration completed to date has identified significant mineralization within fault zones parallel to the range front fault. Sampling has indicated weakly anomalous gold values exist over 12,000 feet of strike length. A limited exploration program is recommended to test for extensions of known mineralization. Angle drilling is recommended to test for the continuation of gold mineralization by offsetting known gold values in previous drilling. Assuming positive results in the first phase of drilling, a second phase is suggested that will test for down-dropped mineralization under alluvial cover as well as close spaced, definition drilling of the mineralized zone. Additionally, a geophysical program should be considered to pinpoint targets and depth to bedrock within the boundaries of the claim group.

BANKOP PROPERTY

DESCRIPTION AND LOCATION OF THE BANKOP PROPERTY

The Bankop property is located in eastern Lander County, Nevada, approximately 40 kilometers (25 miles) southeast of Battle Mountain and six kilometers (4 miles) northwest of the Pipeline Mine. The property consists of 24 unpatented mining claims. Land claims in the district are administered under Department of Interior, Bureau of Land Management ("BLM") under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (`DPE') and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Bankop Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

EXPLORATION HISTORY OF THE BANKOP PROPERTY

The Bullion district, which includes the Tenabo and Mud Springs sub-districts to the north and the Gold Acres sub-district to the southeast, was first prospected in the 1860's. Gold was discovered at Tenabo in 1905 and mined until 1912. Placer gold mining was conducted at Mud Springs and Mill Creek in the early 1930's and the first gold was mined at Gold Acres in 1935. Recorded production for the district through 1977 is listed as 300,000 ounces gold, 1 million ounces silver, 1.3 million pounds copper, and 500,000 tons barite and turquoise.

The Pipeline deposit, located 6 kilometers (4 miles) southeast of the Utah Camp property, was discovered in 1991. Additional deposits were discovered to the south shortly thereafter. There has been no production from the Bankop claims.

Historic prospect pits, adits, and shafts occur throughout the low lying hills of the area. The property has seen recent exploration efforts beginning as early as 1965. Exploration companies involved include U.S Mining and Exploration
Company, Inc., Phelps Dodge, Inc., Placer Amex, Inc., Cyprus Exploration Company, Homestake Mining Company, U.S Borax, Placer Dome U.S. Inc., Noranda Exploration, Inc. (Hemlo Gold, Inc.), Uranerz U.S.A., Inc. and Minorca Resources Inc. This very large volume of geologic information is an extremely valuable tool for further study of the property.

GEOLOGY OF THE BANKOP MINERAL CLAIMS

Regionally, the Utah Camp property is situated within the Battle Mountain-Eureka Trend, a northwest striking 30 to 40 mile wide (45 to 60 km) belt of mostly Paleozoic rocks which are intruded by numerous Cretaceous to Tertiary age intrusives. Most importantly, this trend defines the second most productive gold province in the U.S. All bedrock mapped to date on the Bankop property is Upper Plate fine-grained clastic rocks. Although these rocks are dominated by siliceous lithologies, they do contain an appreciable thickness of carbonate-rich rocks. Deep drilling by Uranerz contains thick sections of calcareous siltstone within the Valmy. Calcareous sandstones make up a significant portion of the middle Elder Formation. Both of these rock types are good host rocks for Carlin style mineralization.

A significant portion of the property is covered by Quaternary alluvium. Outcrop is normally sparse, except where thick sections of quartzite occur. Colluvial cover is relatively thick once the break in slope is reached traversing from ridge top to valley.

Besides the bedding plane faults associated with thrust slices, several high angle faults have been mapped. The dominant trend is northeast and the next most abundant trend is northwest. East-west high angle structures are most common in the southern portion of the property.

Mineralization occurring within the property is gold associated with arsenic and mercury. The main alteration type is clay, and therefore, it is rare for the mineralization to outcrop. Instead it is usually found in topographic lows. At Uranerz drill site UUT-2, bulldozer work has exposed decalcified sandstone which assays up to 1.00 g/t gold. This and several other gold anomalies in rocks and soils within the property are indications of Carlin style mineralization. Gold Acres, located three miles (4.5 km) to the southeast, is the closest Carlin-type mine.

Significant gold intercepts of Carlin style mineralization occur around a bulldozer trench where sampling detected up to 1.4 g/t gold. Several holes drilled in this area had a high of 0.7 g/t over 5 feet (1.5 m). All of the above holes were drilled vertically.

A number of companies have explored for Carlin style systems within the property. Although these efforts provide an excellent database for further studies they failed to define or test a single feeder structure. Because the property is underlain by upper plate rocks not known to host large gold deposits elsewhere in the district, the emphasis has been on deep drilling to test lower plate carbonate rocks. Without an associated feeder fault this effort will be fruitless.

CURRENT STATE OF EXPLORATION

The Bankop claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

GEOLOGICAL EXPLORATION PROGRAM

The recommended program at the Utah Camp for gold exploration involves identifying gold bearing feeder faults using improved exploration techniques such as continuous reading ground magnetics, auger soil sampling and analysis of soil size fractions to determine the best gold results. Initial drilling should be shallow angle holes across potential feeder structures to identify the attitude of the structures and the intensity of alteration/mineralization. Deep drilling for lower plate Pipeline style targets is then recommended for identified large, mineralized structures.

BULLION MOUNTAIN PROPERTY

DESCRIPTION AND LOCATION OF THE BULLION MOUNTAIN PROPERTY

The Bullion Mountain Property is located in Lander County, Nevada within T29N, R46E and consists of 38 mining claims. A portion of the claims is made up of the Bully and Chief groups of claims. Access is via gravel road south from Battle Mountain. The property is located along the prolific Pipeline trend approximately 6 miles northwest of the Pipeline deposit and 12 miles southeast of Battle Mountain. Land claims in the district are administered under Department of Interior, Bureau of Land Management ("BLM") under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (`DPE') and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Bullion Mountain Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

EXPLORATION HISTORY OF THE BULLION MOUNTAIN PROPERTY

The property may have been prospected as early as the 1870's during the Utah Camp and Cortez silver boom. Numerous prospect pits and shallow adits dot the top of the ridge that makes up part of Bullion Mountain. The most extensive prospecting occurs along low and high angle fault zones with clear quartz veins. The fault zones generally trend east-northeasterly. These veins can assay over a half ounce of gold across 1 meter.

The property lies along the Pipeline fault zone which has been defined by Placer Dome as having a northwesterly trend. Pipeline is about 8 miles southeast of the property. The Chief and Bully claims have been previously explored by Placer Dome, Asarco, Hemlo, Lac, Barrick, and Pallum. Recent work includes drilling by Asarco on the Bully claims and drilling by Placer Dome and Pallum on the Chief claims.

Numerous surface samples have identified high grade gold (>0.5 opt) in fault zones in upper plate rocks. Drilling by Asarco has encountered 3 meters of 0.204 opt gold on the Bully claims. Drilling by Pallum encountered 1.5 meters of 0.08 opt gold and 15 meters of 0.02 opt gold on the Chief claims. Drilling by Placer Dome and Pallum has outlined a small, low grade gold resource on the Chief Claims.

GEOLOGY OF THE BULLION MOUNTAIN MINERAL CLAIMS

Upper plate Silurian to Devonian siliciclastic rocks have been thrust over Cambrian to Silurian carbonate facies. The entire package of sediments has been intruded by Tertiary age granite (Bullion Mountain granite). The Upper Plate assemblage is hornfelsed and bleached near the margin of the intrusive.

The entire area within the claim block is structurally complex with both low and high angle faulting. High angle faults have displaced all rock types. Dominant NNW faults can be traced from the Hilltop mine through the Pipeline pits. ENE faults on the Bully claims contain significant gold values. Many of these ENE faults and shears have been healed with quartz veins and jasperoid silica. Gold is generally found associated with clear, crystalline quartz veins and narrow, argillized dikes. Many of the faults of the area show secondary movement represented by several stages of quartz veining. Recent exploration efforts have been limited to low angle fault zones on the Chief claims and within a discreet area on the Bully claims.

Drilling has identified significant gold values on the Chief and Bully Claim groups. The nearby gold deposits of Hilltop and Dean occur within the same upper plate rocks. Both the Hilltop and Dean deposits contain significant high grade gold in veins with lower grade gold values hosted by breccia zones. The Bully target area contains several high grade fault zones within a breccia zone of lower grade material similar to the Hilltop. The Chief area has been drilled on a grid with roughly 200 foot centers. The drilling suggests a shallow dipping fault breccia zone with consistent gold values. Both target areas may have high angle faults providing plumbing for the gold mineralization in the area. At present, a feeder fault has not been identified within the Chief claim boundary. Exploratory drilling in the valley between Chief and Bully has encountered minor gold values in upper plate rocks. Further work in this area is also recommended.

CURRENT STATE OF EXPLORATION

The Bullion Mountain claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

GEOLOGICAL EXPLORATION PROGRAM

Recommended exploration work at the Bully and Chief portion on the property includes detailed geologic mapping and sampling of the claim blocks. Drilling is recommended within the previously defined resource area on the Chief claims. Previous sampling on the Bully claims has identified high grade gold in narrow veins throughout the claim block. Infrastructure is well established in the Chief area. Access roads may have to be built into much of the Bully area. A modest program of infill sampling and detailed mapping should help define drill targets within the Bully claim group. Permitting should be relatively simple since roads are in and the surrounding area is a well known mining field situated on land administered by the US Bureau of Land Management.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

In April 2004 our common stock began trading on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "AGFL.OB". The Over the Counter Bulletin Board is maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending January 31, 2004 and January 31, 2005:

        Financial Quarter                   Bid Information*
        -----------------                   ---------------
 Fiscal Year       Quarter            High Bid           Low Bid
 ----------------------------------------------------------------------
 2004        Fourth Quarter       $3.32            $1.70
             Third Quarter        $3.00            $2.07
             Second Quarter       $2.15            $2.10
             First Quarter        N/A              N/A
 2003        Fourth Quarter       N/A              N/A
             Third Quarter        N/A              N/A
             Second Quarter       N/A              N/A
             First Quarter        N/A              N/A
 ----------------------------------------------------------------------

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF OUR COMMON STOCK

The Company estimates that as of April 28, 2005, we had 46 (forty-six) holders of record of shares of common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On November 4, 2004, the Company closed a private placement consisting of 403,600 units at $2.50 per unit for total proceeds of $1,009,000. Each unit consists of one common share and three non-transferable share purchase warrants, designated Class A, Class B and Class C. Each warrant entitles the subscriber to purchase one common share of the Company for a period of five years from the date that the warrant first becomes exercisable. The warrants have an exercise price of $1.50 per share for the Class A warrants, $2.00 per share for the Class B warrants and $2.50 per share for the Class C warrants. The Class A warrants are exercisable commencing November 4, 2005, the Class B warrants are exercisable commencing May 4, 2006, and the Class C warrants are exercisable commencing November 4, 2006. There were no underwriters or broker-dealers involved in the issuance of such units and therefore no underwriting discounts or commissions were paid. The shares were offered and issued pursuant to Regulation S promulgated by the Securities Act of 1933.

DIVIDEND POLICY

As of April 28, 2005, there had been no dividends declared on the Company's Common Stock. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Set forth below is certain information as of April 28, 2005, regarding equity compensation plans that have not been approved by our shareholders.

EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS AS OF APRIL 28, 2005.

              Plan Category          Number of securities to be   Weighted average exercise    Number of securities
                                      issued upon exercise of        price of outstanding
                                   outstanding options, warrants           options,          remaining available for
                                             and rights              warrants and rights         future issuance
       ----------------------------------------------------------------------------------------------------------------

       2004 Stock Option Plan                5,000,000                      $0.06                   3,300,000

As of April 28, 2005, there were a total of 1,700,000 options granted under the plan with a $0.06 exercise price. Of these, 175,000 remain outstanding and exercisable at an exercise price of $0.06 per option as of April 28, 2005.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.


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

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Gilman, Imperial, Hercules and Cortez Properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had $847,199 in cash and $815,588 in working capital as of January 31, 2005.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

We did not earn any revenues during the fiscal year ended January 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2005 we had a net loss of $325,261 compared to $28,366 for the prior year, an increase of $296,895. Our loss for 2005 has increased substantially over 2004 as a result of the Company making option payments totaling $90,000 with respect to the Hercules ($20,000), Imperial ($60,000) and Gilman ($10,000) property option agreements. In addition, an exploration drill program began on the Imperial Property in the third quarter of the current year resulting in approximately $114,000 in mineral property expenses. In the prior year, property expenditures of $7,600 were incurred on the Company's former joint venture, the Bor claims. Also in the current year the Company recorded $43,200 in stock-based compensation in relation to options granted to non-employees for services provided to the Company and $5,500 in amortization relating to web-site development costs. Neither of these items occurred in the year ended January 31, 2004. Costs to restructure the Company including the relocation and setting-up of the Company's new office were incurred in the current period but not in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $847,199 and working capital of $815,588 as of January 31, 2005. We anticipate that we will incur over the next twelve months:

     o $120,000 in connection with property payments on the Company's four option agreements. Of this amount, $65,000 was paid by the Company on February 28, 2005 upon execution of the Cortez Property Option Agreement;

     o $375,000 in property exploration expenses in order to meet the requirements of the Company's property option agreements;

     o $50,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2005 was $250,649 compared to $18,764 during the year ended January 31, 2004. The increased cash used in operations was primarily due to an increase in the net loss in 2005 ($325,261) compared to 2004 ($28,366). The effect of the higher loss was partially offset by two non-cash items included in the loss from operations in the current year. The Company recorded $43,200 in non-employee stock-based compensation and $5,500 related to the amortization of its web-site development costs. Also partially offsetting the effect of the increased loss in the current year was an increase in accounts payable and accrued liabilities of $26,012.

Cash from financing for the year ended January 31, 2005 was the result of $1,009,000 received from a private placement. The Company issued 403,600 units at $2.50 per unit. The Company also received $90,000 from the exercise of stock options. During the year, the Company obtained a $60,000 bridge loan that was repaid within the current fiscal year. Cash used in investing activities related to the payment of a refundable reclamation deposit to the state of Nevada on the Imperial Property. There was no financing or investing activity in 2004.

Current cash on hand is sufficient for the Company's requirements until approximately the second quarter of fiscal 2007. We shall require additional funding in the future and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements:

1. Auditors' Report;

2. Audited Consolidated Financial Statements for the year ended January 31, 2005, including:

         a.       Consolidated Balance Sheets as at January 31, 2005 and 2004;

         b. Consolidated Statements of Operations for the years ended January 31, 2005 and 2004 and for the period from inception on December 21, 2001 to January 31, 2005;

         c. Consolidated Statements of Cash Flows for the years ended January 31, 2005 and 2004 and for the period from inception on December 21, 2001 to January 31, 2005;

         d. Statements of Stockholders' Equity for the years ended January 31, 2005 and 2004 and for the period from inception on December 21, 2001 to January 31, 2005;

         e.       Notes to the Consolidated Financial Statements.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                JANUARY 31, 2005
                            (STATED IN U.S. DOLLARS)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of American Goldfields Inc.
(Formerly Baymont Corporation)
(An exploration stage company)

We have audited the accompanying consolidated balance sheet of American Goldfields Inc. (formerly Baymont Corporation) (an exploration stage company) as at January 31, 2005 and 2004 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two periods ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2005 and the results of its operations and its cash flows for the period indicated in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $418,970 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                        /s/ "Morgan & Company"

April 15, 2005                                           Chartered Accountants

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------- ----------------------------------
                                                                                            JANUARY 31
                                                                                         2005              2004
--------------------------------------------------------------------------------- - --------------- -- -------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                   $      847,199    $      12,104
      Prepaid expenses                                                                       430              330
                                                                                  - --------------- -- -------------
                                                                                         847,629           12,434

RECLAMATION DEPOSIT (note 4)                                                              13,256               -
WEB-SITE DEVELOPMENT COSTS, net (note 5)                                                  12,500               -
                                                                                  - --------------- -- -------------

                                                                                  $      873,385    $      12,434
================================================================================= = =============== == =============

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                     $       32,041    $      10,572
                                                                                  - --------------- -- -------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL (NOTE 7)
     Authorized:
         600,000,000 (January 31, 2004 - 100,000,000) common shares with a par value of $0.001 per share
         100,000,000 preferred shares with a par value of $0.001 per share
     Issued:
            25,817,878 (January 31, 2004 - 53,914,278) common shares issued and
               outstanding at January 31, 2005                                            25,818           53,914

     Additional paid-in capital                                                          532,232           41,657
     Additional paid-in capital - warrants                                               702,264                -

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                        (418,970)         (93,709)
                                                                                  - --------------- -- -------------
TOTAL STOCKHOLDERS' EQUITY                                                               841,344            1,862
                                                                                  - --------------- -- -------------

                                                                                  $      873,385    $      12,434
================================================================================= = =============== == =============

Commitments (Note 8)

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)


------------------------------------------------------ ----------------------- ----------------- -------------------
                                                                                                    DECEMBER 21,
                                                                                                        2001
                                                                YEAR ENDED JANUARY 31,             (INCEPTION) TO
                                                       -----------------------------------------
                                                                                                     JANUARY 31
                                                               2005                 2004                2005
------------------------------------------------------ --------------------- ------------------- -------------------
REVENUE                                                $               -     $               -   $              -
                                                       -- ------------------ -- ---------------- -- ----------------

EXPENSES
     Mineral claim payments and exploration
       expenditures                                              246,529                  7,600          261,053
     Office and sundry                                            35,941                  2,117           39,116
     Rent                                                          4,922                  1,155            6,862
     Professional fees                                            24,272                 11,589           89,077
     Transfer agent fees                                           3,300                    905            5,565
     Amortization                                                  5,500                      -            5,500
     Interest expense                                              1,070                      -            1,070
     Directors' fees                                                   -                  5,000            5,000
     Consulting fees                                               3,727                      -            5,727
                                                       -- ------------------ -- ---------------- -- ----------------

                                                                 325,261                28,366           418,970
                                                       -- ------------------ -- ---------------- -- ----------------


NET LOSS FOR THE PERIOD                                $        (325,261)    $         (28,366)  $      (418,970)
====================================================== == ================== == ================ == ================


BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK
                                                       $         (0.01)      $          0.00
====================================================== == ================== == ================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  BASIC AND DILUTED                                           29,808,982            53,914,278
====================================================== == ================== == ================








   The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

-------------------------------------------------------------- --------------- ------------------- -------------------
                                                                                                      DECEMBER 21,
                                                                                                          2001
                                                                     YEAR ENDED JANUARY 31,          (INCEPTION) TO
                                                               -----------------------------------
                                                                                                       JANUARY 31
                                                                     2005              2004               2005
-------------------------------------------------------------- ------------------ ---------------- -------------------
CASH PROVIDED BY (USED IN):

CASH FLOWS USED IN OPERATING ACTIVITIES
     Net loss for the period                                   $      (325,261)   $     (28,366)   $        (418,970)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH FLOWS USED IN OPERATING ACTIVITIES:
      Stock-based compensation                                          43,200                -               43,200
      Amortization                                                       5,500                -                5,500
    Changes in assets and liabilities
      Prepaid expenses                                                    (100)            (330)                (430)
      Accounts payable and accrued liabilities                          26,012            9,932               36,584
                                                               -- --------------- -- ------------- -- ----------------
                                                                      (250,649)         (18,764)            (334,116)
                                                               -- --------------- -- ------------- -- ----------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITY
     Proceeds from loan                                                 60,000                -               60,000
     Repayment of loan principal                                       (60,000)               -              (60,000)
     Proceeds from the exercise of stock options                        90,000                -               90,000
     Proceeds from the issue of common stock                         1,009,000                -            1,104,571
                                                               -- --------------- -- ------------- -- ----------------
                                                                     1,099,000                -            1,194,571
                                                               -- --------------- -- ------------- -- ----------------

CASH FLOWS USED IN INVESTING ACTIVITY
      Reclamation deposit                                              (13,256)               -              (13,256)
                                                               -- --------------- -- ------------- -- ----------------
                                                                       (13,256)               -              (13,256)
                                                               -- --------------- -- ------------- -- ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE
    YEAR                                                               835,095          (18,764)             847,199

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                        12,104           30,868                    -
                                                               -- --------------- -- ------------- -- ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $       847,199    $      12,104    $         847,199
============================================================== == =============== == ============= == ================

SCHEDULE OF NON-CASH ACTIVITIES
       Settlement of accounts payable by contribution
         from a stockholder                                   $        4,543      $       -        $        4,543
       Web-site development costs related to
         non-employee stock-based compensation                $      18,000      $         -       $      18,000



   The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                JANUARY 31, 2005
                            (STATED IN U.S. DOLLARS)


                                                 COMMON STOCK                                   DEFICIT
                                   -----------------------------------------
                                                                               ADDITONAL      ACCUMULATED
                                     NUMBER OF                 ADDITIONAL       PAID IN        DURING THE           TOTAL
                                       COMMON         PAR        PAID IN        CAPITAL       EXPLORATION       STOCKHOLDERS'
                                       SHARES        VALUE       CAPITAL       WARRANTS          STAGE              EQUITY
                                   --------------- ---------- -------------- -------------- ----------------- -------------------
Shares issued for cash on
    Incorporation at $0.001 per     36,000,000     $    36,000 $  (30,000)    $         -    $           -     $          6,000
share
Shares issued for cash at $0.03
    per share                       17,914,278       17,914         71,657              -                -               89,571
Net loss for the period                      -               -           -              -          (10,745)             (10,745)
                                   --------------- ---------- -------------- -------------- ----------------- -------------------

Balance, January 31, 2002           53,914,278      $ 53,914   $    41,657    $         -    $     (10,745)    $         84,826

Net loss for the year                        -               -           -              -          (54,598)            (54,598)
                                   --------------- ---------- -------------- -------------- ----------------- -------------------

Balance, January 31, 2003             53,914,278    $ 53,914     $ 41,657     $         -    $     (65,343)    $        30,228

Net loss for the period                   -             -            -                  -          (28,366)            (28,366)
                                   --------------- ---------- -------------- -------------- ----------------- -------------------

Balance, January 31, 2004             53,914,278    $ 53,914     $ 41,657          $ -          $ (93,709)          $ 1,862

Contributions by shareholders             -             -          4,543            -               -                4,543

Cancellation of common shares       (30,000,000)    (30,000)      30,000            -               -                  -

Stock-based compensation                  -             -         61,200            -               -                61,200

Exercise of common stock options      1,500,000       1,500       88,500            -               -                90,000

Private placement, common share
  issuances for cash at $2.50
  per unit in November, 2004            403,600        404        306,332        702,264            -              1,009,000
  (Note 7)

Net loss for the year                     -             -            -              -           (325,261)          (325,261)
                                   --------------- ---------- -------------- -------------- ----------------- -------------------

Balance, January 31, 2005             25,817,878    $ 25,818     $ 532,232      $ 702,264      $ (418,970)         $ 841,344

                                   =============== ========== ============== ============== ================= ===================











   The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


1.   NATURE OF OPERATIONS

     Organization

     The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. On February 24, 2004, the Company and a majority of the Company's stockholders authorized the changing of the Company's name to American Goldfields Inc. The name change became effective March 31, 2004.

     On February 23, 2004, the Board of Directors authorized a 6-for-1 stock split of the Company's $0.001 par value common stock. As a result of the split 44,928,565 additional shares were issued, and additional paid-in capital was reduced by $44,928. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2004 have been restated to reflect the stock split.

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

     Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

     As shown in the accompanying consolidated financial statements the Company has incurred a net loss of $418,970 for the period from December 21, 2001 (inception) to January 31, 2005 and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     Basis of Presentation

     These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Baymont Explorations Inc.

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

     Capital Assets

     Web-site development is recorded at cost. Web-site development costs are amortized on a straight-line basis over their estimated useful life of three years.

     Mineral Claim Payments and Exploration Expenditures

     The Company expenses all costs related to the acquisition, maintenance and exploration costs relating to unproven mineral properties, to which it has secured exploration rights. When proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions of future events that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from those reported.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Environmental Costs

     Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.
     Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

     Cash and Cash Equivalents

     The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     Foreign Currency Translation

     The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

     i) monetary items at the rate prevailing at the balance sheet date; ii) non-monetary items at the historical exchange rate;
     iii)revenue and expense at the average rate in effect during the applicable accounting period.

     Exchange  gains or losses  arising on  translation  are  included in income
(loss) for the year.

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

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss Per Share

     Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     At January 31, 2005, potential common shares of 1,410,800 (January 31, 2004
     - Nil) related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

     Financial Instruments

     The Company's financial assets and liabilities consist of cash, and accounts payable and accrued liabilities. Except as otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

     New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require our company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

     The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

     In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The implementation of this new standard is not expected to have a material effect on the Company's financial statements.


3.   MINERAL PROPERTY INTERESTS

     BOR Claims

     By an agreement dated December 28, 2001, as amended, the Company acquired a 75% interest in the BOR Claims located in British Columbia, Canada, in consideration of a cash payment of $2,500. Based on the results of the exploration programs undertaken by the Company, the Company terminated the BOR Agreement on April 20, 2004.

     Gilman Property

     On May 7, 2004, the Company completed the formal agreement with MinQuest Inc. (`MinQuest') for an option to acquire a 100% interest in the Gilman Property. Concurrently, the company made the first scheduled option payment of $10,000. The Gilman property consists of 19 contiguous, unpatented mineral claims covering approximately 390 acres located in Lander County, Nevada, U.S.A. The agreement requires certain additional minimum annual option payments totaling $75,000 to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased.

     Imperial Property

     On June 30, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Imperial Property. The company made the first scheduled option payment of $60,000 upon signing the agreement (see also note 6). The Imperial Property consists of 22 contiguous, unpatented mineral claims covering approximately 450 acres located in Esmeralda County, Nevada, U.S.A. The agreement requires certain additional minimum annual option payments totaling $80,000 to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by the July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest. The Company is required to use MinQuest for exploration conducted on the Imperial Property.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



3. MINERAL PROPERTY INTERESTS (Continued)

     Hercules Property

     On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Hercules Property. Concurrent with the signing of the agreement, the Company made the first option payment of $20,000. The Hercules Property consists of 40 mineral claims located in Lyon County, Nevada, USA. The agreement requires certain additional minimum annual option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000.


4.   RECLAMATION DEPOSIT

     The Company has been granted a drilling permit from the state of Nevada for the Imperial Property. As part of the application process, the Company paid a refundable deposit to the state for the estimated reclamation costs associated with the planned drill program. Upon completion of any required reclamation, the Company will receive a refund of the deposit.


5.   WEB-SITE DEVELOPMENT COSTS

     Web-site development costs, totaling $18,000, represent capitalized costs of design, configuration, coding, installation and testing of the Company's web-site up to initial installation. Ongoing web-site post-implementation costs will be charged to operations as incurred.


6.   LOAN PAYABLE

     On July 5, 2004 the Company entered into a loan agreement with a minority shareholder. The total proceeds of the loan of $60,000 were used by the Company to make the initial option payment on the Imperial Property Agreement (note 3). No security was provided for the loan. On November 15, 2004, the Company repaid the balance of the loan of $60,000 along with $1,070 of interest at the agreed rate of Bank of Canada Prime Lending Rate plus 1%.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



7.   SHARE CAPITAL

     a)  Issued Shares

         i) On February 23, 2004, the Company approved a 6:1 forward stock split. As a result of the stock split, an additional 44,928,565 shares of common stock were issued. The par value of the common stock remained unchanged at $0.001 per common share but the authorized number of common stock increased to 600,000,000 from 100,000,000.

         ii) On March 31, 2004, two Directors of the company returned a total of 30,000,000 shares (such number reflects the 6:1 stock split) of common stock to treasury for no proceeds.

         iii) On November 4, 2004, the Company closed a private placement consisting of 403,600 units at $2.50 per unit for total proceeds of $1,009,000. Each unit consists of one common share and three non-transferable share purchase warrants, designated Class A, Class B and Class C. Each warrant entitles the subscriber to purchase one common share of the Company for a period of five years from the date that the warrant first becomes exercisable. The warrants have an exercise price of $1.50 per share for the Class A warrants, $2.00 per share for the Class B warrants and $2.50 per share for the Class C warrants. The Class A warrants are exercisable commencing November 4, 2005, the Class B warrants are exercisable commencing May 4, 2006, and the Class C warrants are exercisable commencing November 4, 2006.

     b)  Stock Options

         The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company has not granted any stock options to employees or directors in either of the years ended January 31, 2005 or 2004.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



7. SHARE CAPITAL (Continued)

     b) Stock Options (Continued)

         The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,700,000 stock options to non-employees during the year ended January 31, 2005 (January 31, 2004 - Nil). The options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk free interest rate of 3% and, (4) expected life of 1 year. The weighted average fair value of options granted for the year ended January 31, 2005 was $0.036. As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss at January 31, 2005:

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

         Activity under the 2004 Plan is summarized as follows:

                                    OPTIONS OUTSTANDING    WEIGHTED AVERAGE
                                                            EXERCISE PRICE
                                    -------------------- ---------------------
Balance, January 31, 2003 and 2004                -             -
Options granted                           1,700,000      $   0.06
Options exercised                        (1,500,000)     $   0.06
                                    -------------------- ---------------------
Balance, January 31, 2005                   200,000      $   0.06
                                    -------------------- ---------------------

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



7. SHARE CAPITAL (Continued)

     b) Stock Options (Continued)

         The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2005:

                                        REMAINING     WEIGHTED      NUMBER OF       WEIGHTED
                                       CONTRACTUAL     AVERAGE       OPTIONS         AVERAGE
 RANGE OF EXERCISE       OPTIONS          LIFE        EXERCISE      CURRENTLY       EXERCISE
       PRICES          OUTSTANDING     (IN YEARS)       PRICE      EXERCISABLE        PRICE
--------------------- --------------- -------------- ------------ --------------- --------------
$  0.06               200,000         9.17           $   0.06     200,000         $   0.06
--------------------- --------------- -------------- ------------ --------------- --------------

     c)  Warrants

                                    WARRANTS
                                                       OUTSTANDING
                                                     ----------------
Balance, January 31, 2003 and 2004                           -
Warrants granted                                     1,210,800
                                                     ----------------
Balance, January 31, 2005                            1,210,800
                                                     ----------------

         The following table lists the common share warrants outstanding at January 31, 2005. Each warrant is exchangeable for one common share.

                               EXERCISE                  EXERCISE
         QUANTITY                PRICE                    PERIOD
---------------------- ---------------- ----------------------------------------

403,600                $ 1.50           November 4, 2005 to November 4, 2010
403,600                $ 2.00           May 4, 2006 to May 4, 2011
403,600                $ 2.50           November 4, 2006 to November 4, 2011
---------------------- ---------------- ----------------------------------------
1,210,800
---------------------- ---------------- ----------------------------------------

         At January 31, 2005, none of the warrants outstanding are exercisable.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



8.   COMMITMENTS

     The Company has the following commitments at January 31, 2005 relating to its property option agreements:

       TWELVE
       MONTHS            IMPERIAL PROPERTY            GILMAN PROPERTY             HERCULES PROPERTY
       ENDING        PROPERTY     EXPLORATION     PROPERTY     EXPLORATION    PROPERTY     EXPLORATION
    DECEMBER 31,     PAYMENTS     EXPENDITURES    PAYMENTS    EXPENDITURES    PAYMENTS     EXPENDITURES      TOTAL
  ----------------- ------------ --------------- ------------ -------------- ------------ --------------- ------------
  2005              $20,000      $  75,000       $15,000      $  50,000      $20,000      $150,000        $330,000
  2006              $20,000      $100,000        $15,000      $ 75,000       $20,000      $200,000        $430,000
  2007              $20,000      $100,000        $15,000      $100,000       $20,000      $300,000        $555,000
  2008              $20,000      $100,000        $15,000      $100,000       $20,000      $400,000        $655,000
  2009              -            $125,000        $15,000      $125,000       $20,000      $500,000        $785,000
  2010              -            -               -            -              $20,000      $500,000        $520,000
  2011              -            -               -            -              $20,000      $500,000        $520,000
  2012              -            -               -            -              $20,000      $500,000        $520,000
  2013              -            -               -            -              $20,000      $500,000        $520,000
  2014              -            -               -            -              $20,000      $500,000        $520,000
  ----------------- ------------ --------------- ------------ -------------- ------------ --------------- ------------

                    $ 80,000     $500,000        $75,000      $450,000       $200,000     $4,050,000      $5,355,000
  ----------------- ------------ --------------- ------------ -------------- ------------ --------------- ------------


9.   RELATED PARTY TRANSACTIONS

     On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest. The Imperial Property option agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the year ended January 31, 2005, the Company paid MinQuest a total of $90,000 (January 31, 2004 - $Nil) related to the initial property option payments for the Imperial ($60,000), Hercules ($20,000) and Gilman ($10,000) Properties. Included in the net loss for the twelve months ended January 31, 2005 is an amount of $15,400 (January 31, 2004 - $Nil) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $52,372.36 (January 31, 2004 - $Nil) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

                            AMERICAN GOLDFIELDS INC.
                         (FORMERLY BAYMONT CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)



10.    SUBSEQUENT EVENTS

       On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Crescent Fault Claims, the Bankop Property, and the Bullion Mountain Property (collectively, the `Cortez Properties'). The company made the first scheduled option payment of $65,000 upon signing the agreement. The Cortez Properties consist of an aggregate of approximately 68 mineral claims located in Eureka and Lander Counties, Nevada, U.S.A. The agreement requires certain additional minimum annual property option payments with a total of $445,000 required to be paid by February 15, 2010. The agreement also requires minimum annual exploration expenditures with a grand total of $1,150,000 in expenditures required to be incurred on the property by the February 15, 2010. The property option agreement is subject to a 3% royalty payable to MinQuest and the Company is required to use MinQuest for exploration conducted on the Cortez Properties.

       On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement with MinQuest. As a result of the amendment, the Company's obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. All other terms and commitments of the original agreement remain unchanged (see notes 3 and 8).



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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT,  COMPLIANCE  WITH
SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company's executive officers and directors during the year ended January 31, 2005.

DIRECTOR:

Name of Director                            Age
----------------------                      -----
Donald Neal                                 54
Gregory Crowe                               50
Richard Kern                                58

EXECUTIVE OFFICER:

Name of Officer            Age              Office
--------------------       -----             -------
Donald Neal                54               President, Treasurer and Secretary

On February 5, 2004, Mr. Lucrezia resigned from his position with the Company. On the same date, Mr. Donald Neal, (54) and Mr. Greg Crowe, (50) were appointed as Directors with Mr. Neal elected as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer.

The following is a brief account of the education and business experience of each director and executive officer during the past five years:

MR. DONALD NEAL, age 54, is a professional engineer with a background in Projects Engineering Management. In his 30 year career, Mr. Neal has developed extensive industrial expertise in areas relating to power plant and refinery engineering and design. He has been involved in the construction supervision and start-up phases of plants throughout the world, including the United States, Canada, Europe and Asia. His experience in industrial project management encompasses a range of capabilities including field service expertise, performance testing, failure analysis and pulverized coal firing, milling, feeding and fuel conveying systems. Mr. Neal is a graduate of the University of Waterloo (Applied Science), and is a member of the Association of Professional Engineers and Geoscientists of British Columbia. From 2000 to present, Mr. Neal has worked as an independent consultant for Mocait's Development Corp. which is a privately held corporation. Prior to his present position, Mr. Neal worked as an Engineering Manager for Utility and Recovery Engineering Ltd.

MR. GREGORY CROWE, age 50, is a registered Professional Geologist in the Canadian provinces of Alberta and British Columbia. Mr. Crowe has over 20 years of exploration, business and entrepreneurial experience throughout North America, Latin America, Africa and Southeast Asia. Currently, Mr. Crowe is the President, CEO, and Director of Entree Gold Inc. which is a public Canadian junior gold mining company. Over the past five years prior to his appointment to his current position, Mr. Crowe provided consulting services to a number of mining companies in several countries. Mr. Crowe also holds a Master of Science (Geo.).

RICHARD KERN, age 58, is an exploration geologist with over twenty-five years experience in base and precious metals exploration in the United States, Central and South America, and Australia. Mr. Kern worked for Homestake Mining for over thirteen years, where his positions included Exploration Manager Eastern Australia and District Geologist Western United States. Mr. Kern directly managed major exploration programs in diverse locations, including Malaysia, Ecuador, Mexico and the Western U.S. In Nevada, his team drilled the discovery holes into a 1.6 million ounce gold deposit which has since gone into production, and a 9 million ounce gold-equivalent deposit in Australia, also in production. Mr. Kern has operated as an independent mineral exploration geologist for the last several years, with a focus on the Western United States. He holds a Bachelor of Science in Geology (Montana State) and Master of Science in Geology (Idaho State).

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

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company's directors have been performing the functions of an audit committee.

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

We are not aware of any instances in fiscal year 2005 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to persons serving as our chief executive officer during the fiscal year ended January 31, 2005 for all services rendered in all capacities to us for the fiscal years ended January 31, 2005, 2004 and, 2003. None of our executive officers received compensation in excess of $100,000 during the fiscal year ended January 31, 2005.

ANNUAL COMPENSATION TABLE

                                Annual Compensation                 Long Term Compensation
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------
Name            Title          Year    Salary   Bonus     Other    Annual  Restricted    Warrants  &  LTIP       All Other
                                                          Compensation     Stock         Options      Payouts    Compensation
                                                                           Awarded                    ($)
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------
Alfredo         Director,      2005    0        0         0                0             0            0          0
Javier      De  President,
Lucrezia (1)    Secretary,
                and Treasurer
                               2004    5,000    0         0                0             0            0          0
                               2003    0        0         0                0             0            0          0
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------
Donald Neal     Director,
                President,     2005    0        0         0                0             0            0          0
                Secretary,
                and Treasurer
                               2004    0        0         0                0             0            0          0
                               2003    0        0         0                0             0            0          0
--------------- -------------- ------- -------- --------- ---------------- ------------- ------------ ---------- -----------------

(1) On February 5, 2004, Mr. Lucrezia resigned from his position with the Company. On the same date, Mr. Donald Neal was appointed as a Director and elected as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer.

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

The percentages below are calculated based on 25,842,878 shares of common stock issued and outstanding

      Officers, Directors,
         5% Shareholder              No. of Shares       Beneficial Ownership %
        -----------------            -------------       ----------------------

Donald Neal                          3,000,000     (1)            11.6%
6231 Gibbons Drive, Richmond,
B.C., Canada, V7C 2C9

Gregory Crowe                        3,000,000     (1)            11.6%
1679 Eaglecliff Road, Bowen
Island, B.C., Canada, V0N 1G0



All directors and executive
officers as a group (2 persons)
                                     6,000,000                    23.2%


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kern joined the Board of Directors of the Company on May 26, 2004. Mr. Kern is also the president of MinQuest. All of the Company's mineral properties have been optioned from MinQuest. As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company's ability conduct its business of exploration. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company. If Mr. Kern were to terminate his relationship with the Company, the Company would be adversely affected while we found a suitable replacement. To date, there have not been any conflicts of interest between the Company and MinQuest or Mr. Kern.

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

ITEM 13.          EXHIBITS

---------------- -------------------------------------------- -----------------------------------------------
  Exhibit No.                    Description                                   Where Found
---------------- -------------------------------------------- -----------------------------------------------
3.1              Articles of Incorporation                    Previously filed with the Company's Form
                                                              SB-2, filed with the SEC on March 13, 2002,
                                                              as amended on Jun 12, 2002, July 18, 2002,
                                                              and August 22, 2002
---------------- -------------------------------------------- -----------------------------------------------
3.2              Bylaws                                       Previously filed with the Company's Form
                                                              SB-2, filed with the SEC on March 13, 2002,
                                                              as amended on Jun 12, 2002, July 18, 2002,
                                                              and August 22, 2002
---------------- -------------------------------------------- -----------------------------------------------
4.1              Share Certificate                            Previously filed with the Company's Form
                                                              SB-2, filed with the SEC on March 13, 2002,
                                                              as amended on Jun 12, 2002, July 18, 2002,
                                                              and August 22, 2002
---------------- -------------------------------------------- -----------------------------------------------
4.2              Form of Class A Warrant                      Previously filed with the Company's Current
                                                              Report on Form 8-K, filed with the SEC on
                                                              November 8, 2004
---------------- -------------------------------------------- -----------------------------------------------
4.3              Form of Class A Warrant                      Previously filed with the Company's Current
                                                              Report on Form 8-K, filed with the SEC on
                                                              November 8, 2004
---------------- -------------------------------------------- -----------------------------------------------
4.4              Form of Class A Warrant                      Previously filed with the Company's Current
                                                              Report on Form 8-K, filed with the SEC on
                                                              November 8, 2004
---------------- -------------------------------------------- -----------------------------------------------
4.5              Form of Private Placement Subscription       Previously filed with the Company's Current
                 Agreement                                    Report on Form 8-K, filed with the SEC on
                                                              November 8, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.1             Property Option Agreement  (relating to      Previously filed with the Company's Current
                 the Gilman Property)                         Report on Form 8-K, filed with the SEC on May
                                                              13, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.2             Property Option Agreement  (relating to      Previously filed with the Company's Current
                 the Imperial Property)                       Report on Form 8-K, filed with the SEC on
                                                              July 9, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.3             Property Option Agreement  (relating to      Previously filed with the Company's Current
                 the Hercules Property)                       Report on Form 8-K, filed with the SEC on
                                                              November 1, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.4             Property Option Agreement  (relating to      Previously filed with the Company's Current
                 the Cortez Properties)                       Report on Form 8-K, filed with the SEC on
                                                              March 2, 2005
---------------- -------------------------------------------- -----------------------------------------------
31.              Rule 13a-14(a)/15d14(a) Certifications Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
32.              Section 1350 Certifications Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Morgan & Company has served as the Company's Principal Accountant since the Company's incorporation. Their fees billed to the Company for the fiscal years ending January 31, 2005 and 2004 are set forth below:

                           FISCAL YEAR ENDING    FISCAL YEAR ENDING
                            JANUARY 31, 2005      JANUARY 31, 2004
                          ---------------------  --------------------
                            -------------------   -------------------
Audit Fees                $              5,000   $             5,000
Audit Related Fees                         NIL                   NIL
Tax Fees                  $                NIL                   NIL
All Other Fees            $                NIL   $               NIL


As of January 31, 2005, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICAN GOLDFIELDS, INC.
                                             By /S/ Donald Neal
   DATED: APRIL 28, 2005                          -------------
                                                  Donald Neal
                                                  President, Chief Executive
                                                  and Operating Officer,
                                                  Secretary and Treasurer


                                             By  /s/ Greg Crowe
                                                 --------------
   DATED: APRIL 28, 2005                         Greg Crowe
                                                 Director


                                             By  /s/ Richard Kern
                                                 ----------------
   DATED: APRIL 28, 2005                         Richard Kern
                                                 Director



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      President, Chief Executive         Dated: April 28, 2005
/s/ Donald Neal       And Operating Officer, Secretary and Treasurer
--------------------------------------------------------------------------------
Donald Neal
                      (Principal  Executive Officer and
                      Principal Financial Officer)
                      Director



 /s/ Greg Crowe                                          Dated: April 28, 2005
--------------------------------------------------------------------------------
Greg Crowe



                      Director
 /s/ Richard Kern                                        Dated: April 28, 2005
--------------------------------------------------------------------------------
Richard Kern