Form 10QSB
period 2005-04-30
AMERICAN GOLDFIELDS INC
filed 2005-06-13
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER000-49995

                            AMERICAN GOLDFIELDS INC.

             (Exact name of registrant as specified in its charter)



                Nevada                                   71-0867612
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

            200-4170 Still Creek Drive, Burnaby B.C. V5C 6C6, Canada
               (Address of principal executive offices) (Zip Code)

                                 (604) 299-6600
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 25,842,878 shares outstanding as of June 10, 2005.

Transitional Small Business Disclosure Format (elect one) [   ] Yes [X] No

                                TABLE OF CONTENTS

                                                                            Page
PART I  - Financial Information
  Item 1. Financial Statements
      Balance Sheets April 30, 2005, and January 31, 2005 (audited)
      Statements of Loss for the three month periods ended April 30, 2005 and 2004, and for the period from inception on December 21, 2001 to April 30, 2005. Statements of Cash Flows for the three-month periods ended April 30, 2005 and 2004, and for the period from inception on December 21, 2001 to April 30, 2005. Notes to the Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3 Controls and Procedures
PART II - Other Information
  Item 1.  Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
                                                                                   April 30,          January 31,
                                                                                        2005                2005
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash                                                               $           723,503   $          847,199
     Prepaid expenses                                                                10,430                  430
                                                                        -- ------------------ -- ----------------

          Total current assets                                                      733,933              847,629

Reclamation deposit                                                                  13,256               13,256
Web-site development costs, net                                                      11,000               12,500
                                                                        -- ------------------ -- ----------------
Total Assets                                                             $          758,189    $         873,385
===================================================================================================================

Liabilities
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           16,627    $          32,041
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  16,627               32,041
                                                                        -- ------------------ -- ----------------

Stockholders' Equity

SHARE CAPITAL
     Authorized:
          600,000,000 (January 31, 2005 - 600,000,000) common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued:
          25,842,878 (January 31, 2005 - 25,817,878) common
          issued and outstanding at April 30, 2005                                   25,843              25,818
     Additional paid-in capital                                                     533,707             532,232
     Additional paid-in capital - warrants                                          702,264             702,264

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                   (520,252)           (418,970)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                 741,562             814,344
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $          758,189     $       873,385
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)
                                              For the three-month periods ended April 30                Inception
                                            ---------------------------------------------         December 21, 2001 to
                                                        2005                 2004                     April 30,2005
                                             -----------------     ------------------        -------------------------

Interest income                                          821                     -                             821

Expenses
     Mineral claim payments and
       exploration expenditures                       83,662                32,400                         344,715
     Office and sundry                                11,080                11,893                          50,196
     Rent                                                929                   814                           7,791
     Professional fees                                 4,932                16,724                          94,009
     Transfer agent fees                                   -                 1,560                           5,565
     Amortization                                      1,500                 1,000                           7,000
     Interest expense                                      -                     -                           1,070
     Directors' fees                                       -                     -                           5,000
     Consulting fees                                       -                 3,600                           5,727
                                           -----------------------------------------------------------------------
Net loss for the period                             (101,282)              (67,991)                       (520,252)
                                           ===========================================================================
Basic and diluted loss per share
    of common stock                         $         (0.00)        $       (0.00)
===================================================================================================================

Weighted average shares outstanding
- basic and diluted                              25,837,541             43,603,167
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited)

                                                  For the Three Month Period Ended April 30     Inception December 21,
                                                             2005                   2004        2001 to April 30, 2005
------------------------------------------------ -------------------- --------------------- --------------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                      $       (101,282)   $            (67,991)  $             (520,252)
     Adjustments to reconcile net loss to net
       Cash flows used in operating activities:
         Stock-based compensation                                -                  43,200                   43,200
         Amortization                                        1,500                   1,000                    7,000
       Changes in assets and liabilities
         Prepaid expenses                                  (10,000)                   (100)                 (10,430)
         Accounts payable and accrued liabilities          (15,414)                 15,017                   21,170
                                                 --  ----------------- -- ------------------ -- ---------------------

      Net cash used in operating activities               (125,196)                 (8,874)                (459,312)

Cash flows from (used in)financing activities
      Proceeds from loan                                         -                      -                     60,000
      Repayment of loan principal                                -                      -                    (60,000)
      Proceeds from the issue of common stock                    -                      -                  1,104,571
      Proceeds from the exercise of stock options            1,500                 60,000                     91,500
                                                 -- ----------------- -- ------------------ -- ---------------------
      Net cash from financing activities                     1,500                 60,000                  1,196,071

Cash flows used in investing activities
     Reclamation deposit                                         -                      -                   (13,256)
                                                 -- ----------------- -- ------------------  -- ---------------------
                                                                 -                      -                   (13,256)
                                                 -- ----------------- -- ------------------  -- ---------------------
Increase (decrease) in cash                               (123,696)                51,126                   723,503

Cash, beginning of period                                  847,199                 12,104                         -
                                                 -- ----------------- -- ------------------  -- ---------------------
Cash, end of period                              $         723,503   $             63,230    $              723,503
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable by contribution
         from a shareholder                      $               -   $              4,543    $                4,543

      Web-site development costs related to non -
         Employee stock-based compensation       $               -   $             18,000    $               18,000

The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (formerly Baymont Corporation)
                         (An Exploration Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

                             APRIL 30, 2005 AND 2004

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2005 has been omitted. The results of operations for the three month period ended April 30, 2005 is not necessary indicative of results for the entire year ending January 31, 2006.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $520,252 for the period from December 21, 2001 (inception) to April 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2. STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company did not grant any employee stock options and accordingly did not charge operations with any compensation expense in relation to employee stock option grants in either of the three-month periods ended April 30, 2005 or 2004.

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

In addition, web site development costs in the amount of $18,000 have been capitalized pursuant to the granting of non-employee stock options. The Company did not grant any non-employee stock options during the quarter ended April 30, 2005.

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

Activity under the 2004 Plan is summarized as follows:


                                                                     Weighted
                                                                      Average
                                               Options               Exercise
                                             Outstanding               Price
                                           -----------------   -----------------
Balance, January 31, 2005                        200,000        $         0.06

Options granted                                        -        $            -
Options exercised                                (25,000)       $         0.06
                                           -----------------    ----------------

Balance, April 30, 2005                          175,000        $         0.06
                                           =================   =================



The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at April 30, 2005:

                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.06         175,000             8.92           $   0.06            175,000         $      0.06
   ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                         175,000                                                175,000
                  ===============                                          ============


3. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc ("MinQuest"). All of the Company's mineral properties have been optioned from Minquest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the quarter ended April 30, 2005, the Company made total property payments of $65,000 (April 30, 2004 - $Nil) to MinQuest related to the initial property option payment for the Cortez Property. Included in the net loss for three months ended April 30, 2005 is an amount of $5,600 (April 30, 2004 - $Nil) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $9,565 (April 30, 2004 - $Nil) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2005 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

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

Over the next twelve months, the Company intends to explore various properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. The Company does not intend to hire any employees nor to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Current cash on hand is sufficient for all of the Company's commitments for the next 18 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Results of Operations

We did not earn any revenues during the three months ended April 30, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended April 30, 2005, we incurred a net loss of $101,282 compared to a net loss of $67,991 for the comparative period in 2004. Our year to date net loss for 2005 has increased over 2004 largely due mineral claim payments and exploration expenditures. In 2005, the Company recorded the initial property option payment on the Cortez Properties ($65,000) and incurred start-up costs related to the Phase II drilling program that will start on the Imperial Property in May 2005. Offsetting the increase in mineral claim payments and exploration expenditures are higher 2004 costs related to stock-based compensation of $43,200 for options granted to non-employees for services provided to the Company. In addition, in 2004 professional fees were higher than in the current year due to the restructuring of the Company including the relocation and setting-up of the Company's new office.

Liquidity and Capital Resources

We had cash of $723,503 as of April 30, 2005. We anticipate that we will incur the following through the next twelve months:

o $85,000 in connection with mineral claim payments and $350,000 in exploration expenditures on the Company's properties;

o $70,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended April 30, 2005 was $125,196 compared to $8,874 during the three months ended April 30, 2004. The cash used in the current quarter was higher than in the prior period due to an increase in the net loss in 2005 ($101,282) compared to 2004 ($67,991). In addition, in the current quarter, a deposit of $10,000 was made to the Company's primary exploration contractor. Partially offsetting these two factors was a non-cash item in 2004 related to non-employee stock-based compensation of $43,200

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $520,252 for the period from December 21, 2001 (inception) to April 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

 Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No legal proceedings are pending against the Company or any of its officers or directors, and the Company has no knowledge that any such proceedings are threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS.

---------------- --------------------------------------------
  Exhibit No.                    Description
---------------- --------------------------------------------
31.1             Rule 13a-14(a)/15d14(a)  Certifications
---------------- --------------------------------------------
32.1             Section 1350 Certifications
---------------- --------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Date:   June 13, 2005

AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer