Form 10KSB/A
period 2005-01-31
AMERICAN GOLDFIELDS INC
filed 2005-06-23
CIK 1167886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-49995

AMERICAN GOLDFIELDS INC.

(Exact name of Registrant as specified in its charter)

NEVADA	71-0867612
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

200-4170 Still Creek Drive

Burnaby, B.C. Canada, V5C 6C6	V5C 6C6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(604) 299-6600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for fiscal year ended January 31, 2005 were 0.

The aggregate market value of the voting stock held by non-affiliates as of April 28, 2005 is: $37,106,182

The number of shares of the issuer’s Common Stock outstanding as of April 28, 2005 is 25,842,878.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

American Goldfields Inc. (the “Company” or “we”), f/k/a Baymont Corporation, is a natural resource exploration stage company engaged in the acquisition and exploration of properties for deposits of gold or silver. We were incorporated on December 21, 2001 under the laws of the State of Nevada. Since then, we have engaged primarily in the acquisition and exploration of mining interests in properties that may potentially have deposits of gold and silver. To date, we have not earned any revenues.

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

On various dates in 2004 and 2005, we entered into separate agreements with MinQuest Inc. (“MinQuest”) granting us an option to purchase 100% of MinQuest’s mining interests in six different properties located in various parts of the State of Nevada, which we plan to explore for the purpose of determining whether there are any commercially exploitable deposits of gold or silver. None of the properties presently has any mineral deposits. The properties are undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the properties, and there is no power supply to the properties. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

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

Corporate History

From the date of its incorporation until February 5, 2004, the Company was controlled by its sole officer and director, Mr. Alfredo De Lucrezia. On February 5, 2004 Mr. Lucrezia appointed Donald Neal and Gregory Crowe to the Board and resigned as the Company’s sole officer. Mr. Neal was duly appointed as the Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Neal’s appointment to the Board became effective on February 5, 2004, and Mr. Crowe became a member of the Board on February 23, 2004, ten days after the mailing of the Information Statement regarding such changes. On such date, Mr. Lucrezia resigned as a director of the Company.

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

On March 31, 2004, each of Messrs. Neal and Crowe returned 15,000,000 shares (such number reflects the 6:1 stock split) of common stock to treasury for no proceeds. The Company did not record a gain or loss as a result of this transaction. Since it is customary for a mining exploration company to acquire properties with the issuance of stock, this is an option which Messrs. Neal and Crowe considered not only feasible and reasonable, but the only practicable method for the company to acquire property in light of the company’s current financial condition. The stockholders/directors determined that they would prefer to dilute their personal equity interests in the company now rather than have the stockholders incur significant dilution in the future when, and if, a potential seller feels that the directors of the company have too significant of an equity interest.

On May 26, 2004, Mr. Richard Kern joined the Board of Directors of the Company. Mr. Kern is also the President of MinQuest Inc. All of the Company’s current mineral properties have been optioned from MinQuest. In addition, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company’s current properties. As a result, a significant portion of the Company’s expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.

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

By virtue of a Shareholders’ Agreement dated February 10, 2004 between Messrs. Neal and Crowe our directors have the ability to nominate and appoint a majority to our Board. Since the agreement also provides that the two shareholders shall vote their respective 3,000,000 shares together, they have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval. This could have a significant impact on mergers, acquisitions, and the sale of all or substantially all of our assets, and also to prevent or cause a change of control.

Because all of our mineral properties have been optioned from MinQuest and one of the Directors of the Company is also a Director of MinQuest, potential conflicts of interest could impact our business.

Mr. Kern joined the Board of Directors of the Company on May 26, 2004. Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties have been optioned from MinQuest. As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company’s ability conduct its business. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company. If Mr. Kern were to terminate his relationship with the Company, the Company would be adversely affected while we found a suitable replacement. To date, there have not been any conflicts of interest between the Company and MinQuest or Mr. Kern.

Because one of our Directors is also an Officer and Director of another public company engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

One of our directors, Mr. Greg Crowe, is also the CEO, President and Director of Entrée Gold Inc., a publicly traded mineral exploration company. Due to time demands placed on Mr. Crowe by Entrée Gold and competition with Entrée Gold for the rights to mineral properties, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. Mr. Crowe’s full-time employment with Entrée Gold limits the amount of time he can dedicate to us as a director with significant geological experience upon which we rely. Also, Mr. Crowe may have a conflict of interest in helping us identify and obtain the rights to mineral properties because Entrée Gold may also be considering the same properties. To mitigate these risks, we contract several geologists in order to ensure that we are not reliant on Mr. Crowe to provide us with geological services. The risk that Mr. Crowe may have a conflict of interest in relation to property acquisition is minimized because Entrée Gold does not operate in Nevada at this time. However, we cannot be certain that Entrée Gold does not currently have any plans to operate in Nevada or may decide to operate in Nevada in the future. To date, there have not been any conflicts of interest between Mr. Crowe and us.

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

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Mr. Neal, our sole executive officer, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

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

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Neal, our sole officer, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Neal will not be spending a significant amount of time working for the Company. Mr. Neal expects to expend approximately five hours per week on our business. Later, if the demands of our business require the full business time of Mr. Neal, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Neal to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Neal’s other interests increase. Competing demands on Mr. Neal’s time may lead to a divergence between his interests and the interests of other shareholders.

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

GILMAN PROPERTY

Humboldt Salt Marsh
Stillwater Range
Clan Alpine Mts.
Healy Peak 2697
Desatoya Mts.
3040
Railroad Pass 1960
Mt. Callaghan 3105
Austin
50
Simpson Park Mts.
3089 Roberts Creek Mt.
Diamond Valley
Diamond Mts.
3235
Eureka
Mahogany Hills
3115 Antelope Peak
3189 Summit Mountain
Bunker Hill 3497
Gilman Project
Mount H
North Shoshone Peak 3143
South Shoshone Peak 3067
Antelope Ra. 3080
Ninemile Peak
Wildcat Peak 3203
Ione
361
376
Duckwater
Gabbs Valley
Gabbs
3589 Arc Dome
3309 Monitor Peak
Mt. Jefferson 3642
2935
Round Mountain
Mt. Ferguson
AMERICAN GOLDFIELDS, INC.
GILMAN PROJECT
LANDER COUNTY, NEVADA
422400mE. 451800mE. 481400mE. 511000mE. 540600mE. 570200mE. 611400mE.
411200mE. 441400mE. 471400mE. 501600mE. 531800mE. NAD27 Zone 11S 613200mE.
4429200m N. 4384800m N. 4353000m N. 4321200m N.
4429200m N. 4384800m N. 4353000m N. 4321400m N.
TN MN 14½°
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Map of Gilman Property located in western Nevada.

On May 7, 2004, the Company completed the formal agreement with MinQuest for an option to acquire a 100% interest in a property known as the “Gilman Property.” Concurrently, the company made the first $10,000 option payment to MinQuest. The agreement requires certain additional minimum annual property option payments with a total of $75,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased. The Company is not required to use MinQuest for exploration undertaken on the Gilman Property. However, at its discretion, the Company has engaged MinQuest as the principal contractor for exploration performed to date. On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. All other terms and commitments of the original agreement remain unchanged.

Description and Location of the Gilman Property

The Gilman Property is located in Lander County, Nevada approximately 28 kilometers south of the town of Austin, 282 kilometers east of Reno. The property consists of 19 contiguous, unpatented mineral claims covering an approximate 390 acre area over the eastern flank of the Toiyabe Range on the North Toiyabe Peak and Kingston US Geological Survey 7 ½’ quadrangle mapsheets. The property is accessed from Austin by following State Highway 376 for 16 kilometers. A gravel road leads west 3.5 kilometers to the main area of interest on the property.

Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) and Department of Agriculture, Forest Service (“USFS”) under the Federal Land Policy and Management Act of 1976. The Gilman claims cover portions of Sections 7, 8, 17, and 18 in Township 16 North, Range 44 East in Lander County, Nevada. None of the claims have been legally surveyed. All of the claims are on USFS administered lands, while the access to the property is across BLM land.

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

Geological Exploration Program

Evaluation of the Gilman claims to date has consisted of the preparation of a topographic base map, and surface and underground geochemical sampling. Significant gold and silver values obtained in surface and underground sampling have been found associated with the range front quartz vein. Future exploration will include drilling of the range front fault. Scheduling of drilling is difficult because of the unknown time to permit holes on Forest Service lands. This process can often take six months or more.

IMPERIAL PROPERTY

AMERICAN GOLDFIELDS, INC
IMPERIAL PROJECT
ESMERALDA COUNTY, NEVADA
Imperial Project
NAD27 Zone 11S
387000m E.
417200m E.
447400m E.
477600m E.
507800m E.
538000m E.
580200m E.
375000m E.
405800m E.
436600m E.
467400m E.
498200m E.
581200m E.
4260600m N.
4216000m N.
4184400m N.
4152600m N.
4260000m N.
4215200m N.
4183400m N.
4151800m N.
Mina
Pilot Peak
2800
Excelsior Mts.
Columbus Salt Marsh
Coaldale
Basalt
Mount Montgomery
Montgomery Pass
2185
Boundary Peak
4006 (13143 ft)
Benton
4133
White Mountains
Silver Peak
Piper Peak
2880
Montezuma Peak
2553
Goldfield
Dyer
White Mt. Peak
4342
Crowley
Toms Place
Rovana
Bishop
Deep Sprs.
Deep Springs Lake
Eureka Vall
Magruder Mt.
2757
2577
Black Mt.
2768
Big Pine
Piute Pass
4263
4215
Big Smoky
San Antonio Mts.
2590
2776
Tonopah
Monitor
Hot Creek
2796
Warm Springs
Kawich Peak
2866
Kawich Range
Reveille Peak
Cactus Flat
Cactus Ra.
2281
2183
Mt. Helen
Quartzite Mt.
2367
Belted Range
Scotty's Junction
95
359
360
6
120
264
266
168
395
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN
MN
14°

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Map of Imperial Property located in western Nevada.

On June 30, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in a property known as the “Imperial Property.” The company made the first scheduled option payment of $60,000 upon signing the agreement. The agreement requires certain additional minimum annual property option payments with a total of $80,000 required to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by the July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest. The Company is required to use MinQuest for exploration conducted on the Imperial Property.

Description and Location of the Imperial Property

The Imperial Property is located in Esmeralda County, Nevada, approximately 60 kilometres southwest of Tonopah and 300 kilometers northwest of Las Vegas in the Railroad Springs Mining District. The property consists of 22 mineral claims elongated in an east-west direction, covering approximately 450 acres located in Railroad Pass between the Montezuma Range to the northeast and the Silver Peak Range to the southwest. The property covers portions of two adjacent US Geological Survey 7 ½’ quadrangle map sheets: Lida Wash, Nevada and Montezuma Peak, SW Nevada. The center of the property is situated at approximately 117o 31’ 43” West longitude and 37o 33’ North latitude.

Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. The Imperial claims cover portions of Sections 34, 35, and 36 in Township 4S, Range 40 East in Esmeralda County, Nevada. None of the claims have been legally surveyed. The property is most easily accessed from the community of Silver Peak, Nevada by following US route 95 west from Tonopah for a distance of 35 kilometers and turning south onto paved State Highway 295 for 21 kilometers and then west on a secondary gravel road for 500 meters to the eastern claim boundary.

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

Exploration History of the Imperial Property

The Imperial was first developed in the 1920’s but apparently had little or no production until the late 1930’s. The Imperial Mine produced approximately 10,000 tons of ore and was probably shut down at the beginning of World War II. The mine has two adits, the longest of which has approximately 2,600 feet of drifts and crosscuts. A 200 foot shaft, which is not accessible, is also located on the property.

The property has been explored by Energy Reserves Group, Goldsil Mining, Felmont Oil, and Nevada Star Resource Corporation. Felmont conducted the bulk of the work during 1983 – 1984 including drilling 19 reverse circulation holes. Five of these holes intercepted significant thickness of oxide gold in “Carlin-style” mineralization. Six of their holes were drilled on the area that hosted the Imperial Mine. No other holes were drilled on this target that is more than a mile long. Felmont dropped the property partly because they lost the rights to the portion of the claim covering the Imperial Mine and partly because they were taken over by Homestake.

Nevada Star conducted a soil survey over the non-Imperial Mine claim block in 1987 and partially tested the area around two of the better Felmont holes with shallow, close-spaced grid drilling. This work which defined an area of gold mineralization and confirmed the presence of Carlin-style gold in silty rocks adjacent to northeast trending high angle feeder faults, was to be followed up by drill testing of this and several other targets. However, Nevada Star was unable to raise the capital needed to continue and relinquished the property.

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

A final target is a high-grade gold mineralization zone hosted by the Imperial fault that has gold mineralization recorded on underground stope maps.

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

Of the first ten drill holes drilled, several intersected stopes which were not visible on existing underground maps. This was to be expected to some extent, as Phase I of the drill program was designed to test an area of previous underground mining which had already had extensive workings. Of particular interest was drill hole IR-4 which intersected 10 feet of high grade gold. This 10 foot interval (105’ to 115’) averages 0.50 oz/ton gold occurs within a 40 foot interval (110’ to 140’) that averages 0.154 oz/ton gold. Seven of the ten holes drilled contain gold intercepts exceeding 1.0 ppm (0.029 oz/ton). The results of the first 10 holes are listed below.

*NA No assay values equal to or greater than 0.029 oz/ton gold

Phase II of the drilling program is expected to begin in April, 2005. The goal of the second phase of the program is intended to test additional high grade and disseminated gold targets.

A total of 40 channel (continuous and consistent amount) samples were taken across veins exposed in the upper and lower adits. Sample widths were noted. Once at the assay lab each was weighed. Sample preparation, performed by ALS Chemex in Reno, Nevada, consisted of crushing the entire sample, splitting off 1,000 grams, pulverizing all 1,000 grams and splitting off 50 grams of this pulp for fire assay for gold and 50 grams for silver.

Results of all of the channel sampling done are noted in the table below:

Imperial Upper Adit Results
Sample Number	Weight (lb)	Width (ft)	Gold (oz/ton)	Silver (oz/ton)

IUA 0	4.97	6.0	0.232	0.123
IUA 10	5.08	4.0	0.507	0.464
IUA 30	7.63	4.0	0.035	0.020
IUA 40	6.86	4.0	0.275	0.079
IUA 50	8.80	2.5	0.248	0.201
IUA 65	5.76	3.0	0.340	0.239
IUA 70	9.10	3.0	0.271	0.213
IUA 80	7.46	3.0	0.165	0.239
IUA 93	6.18	2.0	0.249	0.181
IUA 105	9.26	4.0	0.331	0.175
IUA 120	9.88	3.0	0.615	0.978
IUA 128	6.31	2.5	1.517	1.083
IUA 140	8.60	1.5	0.106	0.149
IUA 150	6.31	1.5	0.045	0.018
IUA 175	7.59	2.5	7.636	0.251
IUA 190	11.18	3.0	0.112	0.032
IUA 210	10.10	3.0	0.127	0.114
IUA 230	11.79	2.5	0.012	<0.015
IUA 250	10.67	2.0	0.014	0.018

IMPERIAL LOWER ADIT

Sample Number	Weight (lb)	Width (ft)	Gold (oz/ton)	Silver (oz/ton)

ILA 50	7.04	1.0	0.143	0.742
ILA 70	5.72	1.5	0.033	0.053
ILA 90	8.87	2.5	0.183	0.850
ILA 110	10.12	3.0	0.154	0.844
ILA 137	11.53	2.0	0.506	1.451
ILA 152	10.19	1.5	0.045	0.085
ILA 170	7.00	1.5	0.004	0.015
ILA 202	9.13	2.0	0.048	0.020
ILA 250	7.72	2.5	0.053	<0.015
ILA 300	7.37	3.0	0.004	0.035
ILA 350	8.16	3.0	0.002	0.064
ILA 400	8.65	2.0	0.013	0.015
ILA 420	7.15	2.5	0.341	0.044
ILA 430	10.52	1.5	0.379	0.020
ILA 444	7.90	2.0	0.159	0.020
ILA 450	10.01	3.0	0.102	0.023
ILA 460	12.52	1.5	0.089	0.053
ILA 500	10.27	2.5	0.178	0.397
ILA 510	8.98	3.0	0.497	0.131
ILA 520	5.19	3.0	0.148	0.155
ILA 527	5.96	2.0	0.113	0.018

HERCULES PROPERTY

715200m E.
756400m E.
259800m E.
289400m E.
319000m E.
NAD27 Zone 11S
398800m E.
NAD27 Zone 10S
761200m E.
264800m E.
295000m E.
325200m E.
355200m E.
397200m E.
44 24800m N.
43 80000m N.
43 48200m N.
43 16600m N.
44 23000m N.
43 78200m N.
43 46400m N.
43 14800m N.
Reno
Sparks
Carson City
Hercules Project
Silver City
Dayton
Virginia City
Gold Hill
Stewart
Genoa
Minden
Gardnerville
S. Lake Tahoe
Stateline
Lake Tahoe
Washoe Lake
Silver Springs
Fernley
Wadsworth
Nixon
Hazen
Fallon
Lahontan Dam
Lahontan Res.
Carson Lake
Carson Sink
Frenchman
Wabuska
Yerington
Weed Heights
Mason
Schurz
Smith
Wellington
Topaz L.
Mt. Como
Mt. Siegal
Truckee
Donner Pass
Kings Beach
Tahoe City
Homewood
Tahoma
Loyalton
Sierraville
Sierra City
Beckwourth
Beckwourth Pass
Portola
Cromberg
Graeagle
Chilcoot
Hobart Mills
Emigrant Gap
Norden
Olympic Valley
Kyburz
Pollock Pines
Camino
Kit Carson
Woodfords
Markleeville
Echo Summit
Carson Pass
Pah Rah Ra.
Juniper Pk.
Job Peak
Frenchman Lake
Sierra Valley
Yuba Pass
Truckee
Walker
E. Walker
AMERICAN GOLDFIELDS, INC.
HERCULES PROJECT
LYON COUNTY, NEVADA
TN
MN
15°
0 10 20 30 40 50 60 miles
0 25 50 75 100 km

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Map of Hercules Property located in western Nevada.

On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in a property known as the “Hercules Property.” Concurrent with the signing of the agreement, the Company made the first property option payment of $20,000. The agreement requires certain additional minimum annual property option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000.

Description and Location of the Hercules Property

The Hercules Property is located in Lyon County, Nevada, approximately 40 kilometers southwest of Reno. Access is via 11 kilometers of paved and dirt road from Dayton. Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. MinQuest holds a 100% interest in these claims via unpatented mining claims.

Exploration History of the Hercules Property

The Hercules Property was first discovered in 1860 by pioneers during the famous “Washoe Rush”. Production from high grade veins started as early as 1870 and occurred as late as 1956. The Hercules Mine, located on the property, had production of 5,000 ounces of gold and 20,000 ounces of silver as indicated from stoping. Recent exploration efforts began in the early 1980’s when placer mining was attempted on the eastern portion of the property, below the Hercules Mine. Since then, Asamera, St. Joe, Horizon Gold, Phelps Dodge and Adamas\GSL have conducted exploration efforts totaling over US$2,000,000 in expenditures. Drilling undertaken by predecessor companies are as follows:

•	St. Joe	1985	11 RC holes for 2,715 feet (882 m)
•	Asamera	1985	10 Core holes for 4,314 feet (1,400 m)
•	Horizon Gold	1986-90	138 RC holes for 18,091 feet (5,874 m)
•	Phelps-Dodge	1995-97	17 RC holes for a total of 8,805 feet (2,859 m)

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

The Hercules Property contains one of the most significant untested Comstock-type vein systems in the Western U.S. The depth of erosion of the Hercules vein system is evidenced by the following:

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

The Hercules mineralization is largely localized along two parallel dip-slip multi-vein structures which trend north-northeast. The structures have near-vertical dips and have been offset by two east-west faults. Gold/silver is hosted by permeable volcanics/volcaniclastics as well as by the high-angle structures. The highest grade mineralization occurs in quartz veins within the faults. Silicification and banded quartz-adularia veins are surrounded by intense clay alteration grading to weak propylitic alteration.

The second target type at Hercules is bulk-minable, heap-leachable gold/silver.This area contains the following individual target areas:

•

Zones C/D/E contain significant mineralization.within three separate pods. Drilling is wide spaced and incomplete between the three pods. The pods remain open ended along strike and down dip. These pods may join along strike. Two claims not owned by MinQuest cover part of this resource. In the past, these claims were leased for reasonable terms.

•	Zone A/B is an extension of the C/D/E/ zone. The A/B zone contains additional mineralization of gold and silver.

•

The West Cliff Zone also contains additional mineralization as indicated in widely spaced drilling and surface sampling results. Untested mineralization occurs north of the West Cliff resource. This area has a 5,000 feet (1620 m) strike length.

•	The Loaves Zone is the last target in this area.

All of these areas remain open along strike and at depth.

St. Joe and Horizon Gold performed bulk tests from drill cuttings and surface samples. The average recovery for gold was 88%. The process involved crushing and pulverizing the sample and completing a bottle roll using over 50 separate samples. Although the tests are encouraging, further metallurgy is needed to determine recoveries of various size fractions.

A bonanza grade gold/silver deposit is the primary target at Hercules. All of the mineralized vein structures listed previously are targets. Exploration should begin in areas with higher-grade gold values at surface, with higher silver/gold ratios, more base metals, higher temperature alteration suites and where multiple veins occur. This will ensure the shallowest targets will be tested first. The most likely site to start as indicated by initial study is area D and E of the Hercules Mine target. Accurate drilling down dip in 100 m steps will allow spot coring of the target horizon at 300-400 m beneath the surface.

The secondary target is open pit bulk-minable heap leachable gold/silver for which some resources have already been established. The size and grade of these resources could be increased by drilling across their feeder structures and by drilling possible extensions.

The West Cliff target is located in the southwest portion of the property. This area is defined by 17 widely spaced drill holes and underground and surface channel sampling results. Soil sampling and drilling suggests a second en-echelon zone occurs 300 feet (100 m) east of the main zone. The area is open ended for 1000 feet (305m) north, 600 feet (180 m) south and down dip to the west. Only two holes have tested the parallel zone.

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

The southern of the three Loaves targets contains3 holes and surface panel sampling. Soil sampling suggests a minimum of 1700 feet (515 m) of strike length that remains untested.

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

Geological Exploration Program

The exploration potential at the Hercules Property is considered excellent. The main targets are untested. Several of the near-surface targets were poorly tested and are open between the current resources. Obvious extensions of drilling, soil and rock gold anomalies and high grade veins in old workings suggest not only an excellent chance of increasing the known resource of open pit mineralization but of finding a world class bonanza gold/silver deposit at depth. During the next six months a drilling program will be conducted on the property. The proposed budget is $180,000. Shallow percussion drilling will be conducted in the area of previously drilled resources to explore for feeder structures. The vast majority of the previous resource drilling was vertical and did not test for these potentially higher grade fault zones. Once these feeder zones are identified a second round of drilling is planned to explore for deep high grade gold/silver bearing quartz veins. This second program will probably not occur until the following year.

CORTEZ PROPERTIES

AMERICAN GOLDFIELDS, INC.
BULLION MT, BANKOP,
CRESCENT FAULT PROJECTS
LANDER & EUREKA COUNTIES, NEVADA
Bullion Mt. Project
Bankop Project
Crescent Fault Project
444000m E.
473000m E.
502200m E.
531200m E.
560400m E.
589600m E.
630000m E.
433400m E.
463000m E.
492800m E.
522400m E.
552200m E.
NAD27 Zone 11S
632400m E.
45 42600m N.
44 97800m N.
44 66200m N.
44 34400m N.
45 43000m N.
44 98600m N.
44 66800m N.
44 35000m N.
Winnemucca
Golconda
80
Sonoma Peak 2864
Sonoma Range
Valmy
Humboldt
North Peak 2606
Battle Mt.
Antler Peak 2510
Battle Mountain
Dunphy
Emigrant Pass 1864
Carlin
Beowawe
306
Elko
225
228
Lamoille
Ruby Dome 3471
Lee
Jiggs
2668
Mill City
East Range
Mt. Tobin 2979
Granite Mt. 2566
Mt. Moses 2635
Shoshone Range
Mt. Lewis 2950
Crescent Valley
Cortez Mountains
Pine Creek
Mt. Tenabo 2793
305
2574
Bald Mt. 2607
278
Reese
Sherman Mt. 3146
Ruby Mou
Humboldt Salt Marsh
Healy Peak
Mt. Callaghan
3089
Park Mts.
Valley
TN MN 14½°
0 10 20 30 40 50 60 miles
0 25 50 75 100 km

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Map of the Cortez Properties located in western Nevada.

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in properties known as the “Crescent Fault Project,” the “Bankop Property,” and the “Bullion Mountain Property” (collectively, the “Cortez Properties”). Concurrent with the signing of the agreement, the Company made the first property option payment of $65,000. The agreement requires certain additional minimum annual property option payments totaling $445,000 and minimum annual exploration expenditures totaling $1,150,000 to be paid or incurred by February 15, 2010. The agreement is subject to a 3% royalty payable to MinQuest. In addition, the Company is required to use MinQuest for exploration activities undertaken on the properties.

CRESCENT FAULT PROJECT

Description and Location of the Crescent Fault Project

The Crescent Fault Property is located in Eureka County, Nevada and consists of 6 unpatented claims. Access to the property is via paved highway and graded gravel road. Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (‘DPE’) and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Crescent Fault Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

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

Drilling has intersected significant sphalerite and galena. The lead-zinc mineralization appears to be related to epidote-chlorite skarn. The drilling has focused on testing the surface expression of pyritic jasperoid and quartz veining developed within parallel to sub-parallel faults to the range front. Potential down dropped sections of mineralization may exist under alluvial cover. Outcrops of jasperoid are developed along low angle thrust faults and high angle shear zones. Tertiary age dikes have been noted along high angle faults trending northwesterly.

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

Skarn mineralization is hidden. Skarn is weakly developed and spotty throughout the area. Drilling has encountered high grade gold and base metals in carbonate rocks. Mapping of alteration phases may better define the Skarn target. At present, the best potential target is a blind skarn zone with high-grade gold potential.

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

BANKOP PROPERTY

Description and Location of the Bankop Property

The Bankop property is located in eastern Lander County, Nevada, approximately 40 kilometers (25 miles) southeast of Battle Mountain and six kilometers (4 miles) northwest of the Pipeline Mine. The property consists of 24 unpatented mining claims. Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (‘DPE’) and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Bankop Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

Exploration History of the Bankop Property

There has been no production from the Bankop claims.

Historic prospect pits, adits, and shafts occur throughout the low lying hills of the area. The property has seen recent exploration efforts beginning as early as 1965. Exploration companies involved included U.S Mining and Exploration Company, Inc., Phelps Dodge, Inc., Placer Amex, Inc., Cyprus Exploration Company, Homestake Mining Company, U.S Borax, Placer Dome U.S. Inc., Noranda Exploration, Inc. (Hemlo Gold, Inc.), Uranerz U.S.A., Inc. and Minorca Resources Inc. This very large volume of geologic information is an extremely valuable tool for further study of the property.

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

Mineralization occurring within the property is gold associated with arsenic and mercury. The main alteration type is clay, and therefore, it is rare for the mineralization to outcrop. Instead it is usually found in topographic lows. Bulldozer work has exposed decalcified sandstone. This and several other gold anomalies in rocks and soils within the property are indications of Carlin style mineralization. Significant gold intercepts of Carlin style mineralization occur around a bulldozer trench. Several holes drilled in this area have shown mineralization All of the above holes were drilled vertically.

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

Geological Exploration Program

The recommended program at the Utah Camp for gold exploration involves identifying gold bearing feeder faults using improved exploration techniques such as continuous reading ground magnetics, auger soil sampling and analysis of soil size fractions to determine the best gold results. Initial drilling should be shallow angle holes across potential feeder structures to identify the attitude of the structures and the intensity of alteration/mineralization. Deep drilling for lower plate targets is then recommended for identified large, mineralized structures.

BULLION MOUNTAIN PROPERTY

Description and Location of the Bullion Mountain Property

The Bullion Mountain Property is located in Lander County, Nevada within T29N, R46E and consists of 38 mining claims. A portion of the claims is made up of the Bully and Chief groups of claims. Access is via gravel road south from Battle Mountain Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (‘DPE’) and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Bullion Mountain Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

Exploration History of the Bullion Mountain Property

The property may have been prospected as early as the 1870’s. Numerous prospect pits and shallow adits dot the top of the ridge that makes up part of Bullion Mountain. The most extensive prospecting occurs along low and high angle fault zones with clear quartz veins. The fault zones generally trend east-northeasterly. These veins can assay over a half ounce of gold across 1 meter.

The property lies along the Pipeline fault zone which has been defined by Placer Dome as having a northwesterly trend. The Chief and Bully claims have been previously explored by Placer Dome, Asarco, Hemlo, Lac, Barrick, and Pallum. Recent work includes drilling by Asarco on the Bully claims and drilling by Placer Dome and Pallum on the Chief claims.

Numerous surface samples have identified high grade gold (>0.5 opt) in fault zones in upper plate rocks. Drilling by Asarco has encountered 3 meters of 0.204 opt gold on the Bully claims. Drilling by Pallum encountered 1.5 meters of 0.08 opt gold and 15 meters of 0.02 opt gold on the Chief claims. Drilling by Placer Dome and Pallum has identified a small, low grade gold target on the Chief Claims.

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

Drilling has identified significant gold values on the Chief and Bully Claim groups. The Bully target area contains several high grade fault zones within a breccia zone of lower grade material. The Chief area has been drilled on a grid with roughly 200 foot centers. The drilling suggests a shallow dipping fault breccia zone with consistent gold values. Both target areas may have high angle faults providing plumbing for the gold mineralization in the area. At present, a feeder fault has not been identified within the Chief claim boundary. Exploratory drilling in the valley between Chief and Bully has encountered minor gold values in upper plate rocks. Further work in this area is also recommended.

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

On February 12, 2004, a Schedule 14f-1 was filed with the SEC and distributed to our shareholders regarding the change in control from Mr. Alfredo De Lucrezia to Donald Neal and Gregory Crowe, our current directors. On March 10, 2004, an Information Statement was distributed to our shareholders regarding the action by the stockholders of the Company holding a majority of the issued and outstanding shares to change the name of the company from “Baymont Corporation” to “American Goldfields Inc.”

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

In April 2004 our common stock began trading on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “AGFL.OB”. The Over the Counter Bulletin Board is maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending January 31, 2004 and January 31, 2005:

Financial Quarter		Bid Information*
Fiscal Year	Quarter	High Bid	Low Bid
2004	Fourth Quarter	$3.32	$1.70
	Third Quarter	$3.00	$2.07
	Second Quarter	$2.15	$2.10
	First Quarter	N/A	N/A
2003	Fourth Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	First Quarter	N/A	N/A

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

Dividend Policy

As of April 28, 2005, there had been no dividends declared on the Company’s Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants.

Set forth below is certain information as of April 28, 2005, regarding equity compensation plans that have not been approved by our shareholders.

Equity compensation plans not approved by stockholders as of April 28, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2004 Stock Option Plan	5,000,000	$0.06	3,300,000

As of April 28, 2005, there were a total of 1,700,000 options granted under the plan with a $0.06 exercise price. Of these, 175,000 remain outstanding and exercisable at an exercise price of $0.06 per option as of April 28, 2005.

The following discussion describes material terms of grants made pursuant to the stock option plans:

Pursuant to the 2004 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”) or as non-qualified stock options. The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Factors that May Affect Future Results” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

For the year ended January 31, 2005 we had a net loss of $325,261 compared to $28,366 for the prior year, an increase of $296,895. Our loss for 2005 has increased substantially over 2004 as a result of the Company making option payments totaling $90,000 with respect to the Hercules ($20,000), Imperial ($60,000) and Gilman ($10,000) property option agreements. In addition, an exploration drill program began on the Imperial Property in the third quarter of the current year resulting in approximately $114,000 in mineral property expenses. In the prior year, property expenditures of $7,600 were incurred on the Company’s former joint venture, the Bor claims. Also in the current year the Company recorded $43,200 in stock-based compensation in relation to options granted to non-employees for services provided to the Company and $5,500 in amortization relating to web-site development costs. Neither of these items occurred in the year ended January 31, 2004. Costs to restructure the Company including the relocation and setting-up of the Company’s new office were incurred in the current period but not in the prior period.

Liquidity and Capital Resources

We had cash of $847,199 and working capital of $815,588 as of January 31, 2005. We anticipate that we will incur over the next twelve months:

•

$120,000 in connection with property payments on the Company’s four option agreements. Of this amount, $65,000 was paid by the Company on February 28, 2005 upon execution of the Cortez Property Option Agreement;

•	$375,000 in property exploration expenses in order to meet the requirements of the Company’s property option agreements;

•	$50,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

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

Current cash on hand is sufficient for the Company’s requirements until approximately the second quarter of fiscal 2007. We shall require additional funding in the future and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7.	FINANCIAL STATEMENTS

Index to Consolidated Financial Statements:

1.	Auditors’ Report;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2005, including:

a.	Consolidated Balance Sheets as at January 31, 2005 and 2004;

b.	Consolidated Statements of Operations for the years ended January 31, 2005 and 2004 and for the period from inception on December 21, 2001 to January 31, 2005;

c.	Consolidated Statements of Cash Flows for the years ended January 31, 2005 and 2004 and for the period from inception on December 21, 2001 to January 31, 2005;

d.	Statements of Stockholders’ Equity for the years ended January 31, 2005 and 2004 and for the period from inception on December 21, 2001 to January 31, 2005;

e.	Notes to the Consolidated Financial Statements.

AMERICAN GOLDFIELDS INC.

(Formerly Baymont Corporation)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Goldfields Inc.

(Formerly Baymont Corporation)

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of American Goldfields Inc. (formerly Baymont Corporation) (an exploration stage company) as at January 31, 2005 and 2004 and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the two years ended January 31, 2005, and for the period from inception, December 21, 2001, to January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $418,970 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

April 15, 2005	Chartered Accountants

AMERICAN GOLDFIELDS INC.

(Formerly Baymont Corporation)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	JANUARY 31
	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$847,199	$12,104
Prepaid expenses	430	330

	847,629	12,434

Reclamation deposit (note 4)	13,256	-
Web-site development costs, net (note 5)	12,500	-

	$873,385	$12,434

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$32,041	$10,572

STOCKHOLDERS’ EQUITY

Share Capital (note 7)
Authorized:
600,000,000 (January 31, 2004 – 100,000,000) common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued:
25,817,878 (January 31, 2004 – 53,914,278) common shares issued and outstanding at January 31, 2005	25,818	53,914

Additional paid-in capital	532,232	41,657
Additional paid-in capital – warrants	702,264	-

Deficit accumulated during the exploration stage	(418,970)	(93,709)

Total stockholders’ equity	841,344	1,862

	$873,385	$12,434

Commitments (Note 8)

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(Formerly Baymont Corporation)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			DECEMBER 21,
			2001
	YEAR ENDED JANUARY 31,		(INCEPTION) TO

			JANUARY 31
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Mineral claim payments and exploration expenditures	246,529	7,600	261,053
Office and sundry	35,941	2,117	39,116
Rent	4,922	1,155	6,862
Professional fees	24,272	11,589	89,077
Transfer agent fees	3,300	905	5,565
Amortization	5,500	-	5,500
Interest expense	1,070	-	1,070
Directors’ fees	-	5,000	5,000
Consulting fees	3,727	-	5,727

	325,261	28,366	418,970

Net loss for the period	$(325,261)	$(28,366)	$(418,970)

Basic and diluted loss per share of common stock	$(0.01)	$0.00

Weighted average number of shares outstanding – basic and diluted	29,808,982	53,914,278

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(Formerly Baymont Corporation)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			DECEMBER 21,
			2001
	YEAR ENDED JANUARY 31,		(INCEPTION) TO

			JANUARY 31
	2005	2004	2005

Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(325,261)	$(28,366)	$(418,970)

Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	43,200	-	43,200
Amortization	5,500	-	5,500
Changes in assets and liabilities
Prepaid expenses	(100)	(330)	(430)
Accounts payable and accrued liabilities	26,012	9,932	36,584

	(250,649)	(18,764)	(334,116)

Cash flows from (used in) financing activity
Proceeds from loan	60,000	-	60,000
Repayment of loan principal	(60,000)	-	(60,000)
Proceeds from the exercise of stock options	90,000	-	90,000
Proceeds from the issue of common stock	1,009,000	-	1,104,571

	1,099,000	-	1,194,571

Cash flows used in investing activity
Reclamation deposit	(13,256)	-	(13,256)

	(13,256)	-	(13,256)

Increase (decrease) in cash and cash equivalents during the year	835,095	(18,764)	847,199

Cash and cash equivalents, beginning of year	12,104	30,868	-

Cash and cash equivalents, end of year	$847,199	$12,104	$847,199

SCHEDULE OF NON-CASH ACTIVITIES

Settlement of accounts payable by contribution
from a stockholder	$4,543	$-	$4,543

Web-site development costs related to

non-employee stock-based compensation	$18,000	$-	$18,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(FORMERLY BAYMONT CORPORATION)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 31, 2005

(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT

				ADDITONAL	ACCUMULATED
	NUMBER OF		ADDITIONAL	PAID IN	DURING THE	TOTAL
	COMMON	PAR	PAID IN	CAPITAL	EXPLORATION	STOCKHOLDERS’
	SHARES	VALUE	CAPITAL	WARRANTS	STAGE	EQUITY

Shares issued for cash on Incorporation at $0.001 per share	36,000,000	$36,000	$(30,000)	$	$ -	$ 6,000
Shares issued for cash at $0.03 per share	17,914,278	17,914	71,657	-	-	89,571
Net loss for the period	-	-	-	-	(10,745)	(10,745)

Balance, January 31, 2002	53,914,278	$53,914	$41,657	$ -	$(10,745)	$ 84,826

Net loss for the year	-	-	-	-	(54,598)	(54,598)

Balance, January 31, 2003	53,914,278	$ 53,914	$ 41,657	$ -	$ (65,343)	$ 30,228

Net loss for the period	-	-	-	-	(28,366)	(28,366)

Balance, January 31, 2004	53,914,278	$ 53,914	$ 41,657	$ -	$ (93,709)	$ 1,862

Contributions by shareholders	-	-	4,543	-	-	4,543

Cancellation of common shares	(30,000,000)	(30,000)	30,000	-	-	-

Stock-based compensation	-	-	61,200	-	-	61,200

Exercise of common stock options	1,500,000	1,500	88,500	-	-	90,000

Private placement, common share issuances for cash at $2.50 per unit in November, 2004 (Note 7)	403,600	404	306,332	702,264	-	1,009,000

Net loss for the year	-	-	-	-	(325,261)	(325,261)

Balance, January 31, 2005	25,817,878	$ 25,818	$ 532,232	$ 702,264	$ (418,970)	$ 841,344

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

On February 23, 2004, the Board of Directors authorized a 6-for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split 44,928,565 additional shares were issued, and additional paid-in capital was reduced by $44,928. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2004 have been restated to reflect the stock split.

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

As shown in the accompanying consolidated financial statements the Company has incurred a net loss of $418,970 for the period from December 21, 2001 (inception) to January 31, 2005 and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

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

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

At January 31, 2005, potential common shares of 1,410,800 (January 31, 2004 – Nil) related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, and accounts payable and accrued liabilities. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require our company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

The implementation of this new standard is not expected to have a material effect on the Company’s financial statements.

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

The implementation of this new standard is not expected to have a material effect on the Company’s financial statements.

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

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,700,000 stock options to non-employees during the year ended January 31, 2005 (January 31, 2004 – Nil). The options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk free interest rate of 3% and, (4) expected life of 1 year. The weighted average fair value of options granted for the year ended January 31, 2005 was $0.036. As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss at January 31, 2005:

Mineral property acquisition and exploration expenditures	$ 32,400
	Office and sundry	7,200
	Consulting	3,600
	$ 43,200

In addition, web site development costs in the amount of $18,000 have been capitalized pursuant to the granting of non-employee stock options.

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. Because additional stock options are expected to be granted in future periods, the above stock-based compensation expense is not representative of the effects on reported financial results for future periods.

Activity under the 2004 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 31, 2003 and 2004	-	-
Options granted	1,700,000	$ 0.06
Options exercised	(1,500,000)	$ 0.06

Balance, January 31, 2005	200,000	$ 0.06

AMERICAN GOLDFIELDS INC.

(Formerly Baymont Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

b)	Stock Options (Continued)

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2005:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.06	200,000	9.17	$ 0.06	200,000	$ 0.06

c)	Warrants

Warrants Outstanding

Balance, January 31, 2003 and 2004	-
Warrants granted	1,210,800

Balance, January 31, 2005	1,210,800

The following table lists the common share warrants outstanding at January 31, 2005. Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011

1,210,800

At January 31, 2005, none of the warrants outstanding are exercisable.

AMERICAN GOLDFIELDS INC.

(Formerly Baymont Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004

(Stated in U.S. Dollars)

8.	COMMITMENTS

The Company has the following commitments at January 31, 2005 relating to its property option agreements:

Twelve
Months	Imperial Property		Gilman Property		Hercules Property
Ending	Property	Exploration	Property	Exploration	Property	Exploration
December 31,	Payments	Expenditures	Payments	Expenditures	Payments	Expenditures	Total

2005	$20,000	$ 75,000	$15,000	$ 50,000	$20,000	$150,000	$330,000
2006	$20,000	$100,000	$15,000	$ 75,000	$20,000	$200,000	$430,000
2007	$20,000	$100,000	$15,000	$100,000	$20,000	$300,000	$555,000
2008	$20,000	$100,000	$15,000	$100,000	$20,000	$400,000	$655,000
2009	-	$125,000	$15,000	$125,000	$20,000	$500,000	$785,000
2010	-	-	-	-	$20,000	$500,000	$520,000
2011	-	-	-	-	$20,000	$500,000	$520,000
2012	-	-	-	-	$20,000	$500,000	$520,000
2013	-	-	-	-	$20,000	$500,000	$520,000
2014	-	-	-	-	$20,000	$500,000	$520,000

	$ 80,000	$500,000	$75,000	$450,000	$200,000	$4,050,000	$5,355,000

9.	RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors. Mr. Kern is also the President of MinQuest. The Imperial Property option agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property. All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company. For the year ended January 31, 2005, the Company paid MinQuest a total of $90,000 (January 31, 2004 - $Nil) related to the initial property option payments for the Imperial ($60,000), Hercules ($20,000) and Gilman ($10,000) Properties. Included in the net loss for the twelve months ended January 31, 2005 is an amount of $15,400 (January 31, 2004 - $Nil) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $52,372.36 (January 31, 2004 - $Nil) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company’s properties.

AMERICAN GOLDFIELDS INC.

(Formerly Baymont Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004

(Stated in U.S. Dollars)

10.	SUBSEQUENT EVENTS

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Crescent Fault Claims, the Bankop Property, and the Bullion Mountain Property (collectively, the ‘Cortez Properties’). The company made the first scheduled option payment of $65,000 upon signing the agreement. The Cortez Properties consist of an aggregate of approximately 68 mineral claims located in Eureka and Lander Counties, Nevada, U.S.A. The agreement requires certain additional minimum annual property option payments with a total of $445,000 required to be paid by February 15, 2010. The agreement also requires minimum annual exploration expenditures with a grand total of $1,150,000 in expenditures required to be incurred on the property by the February 15, 2010. The property option agreement is subject to a 3% royalty payable to MinQuest and the Company is required to use MinQuest for exploration conducted on the Cortez Properties.

On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement with MinQuest. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. All other terms and commitments of the original agreement remain unchanged (see notes 3 and 8).

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with its independent auditors on accounting or financial disclosures.

ITEM 8A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The issuer’s principal executive officer and principal financial officers, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and has:

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

-      evaluated the effectiveness of the issuer’s disclosure controls and procedures as of the end of the fiscal year (the “Evaluation Date”).

Based on their evaluation as of the Evaluation Date, his conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

-        any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data;

-          any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; or

-	any material weaknesses in internal controls that have been or should be identified for the issuer’s auditors and disclosed to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

In addition, the issuer’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s executive officers and directors during the year ended January 31, 2005.

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

The following is a brief account of the education and business experience of each director and executive officer during the past five years:

Mr. Donald Neal, age 54, is a professional engineer with a background in Projects Engineering Management. In his 30 year career, Mr. Neal has developed extensive industrial expertise in areas relating to power plant and refinery engineering and design. He has been involved in the construction supervision and start-up phases of plants throughout the world, including the United States, Canada, Europe and Asia. His experience in industrial project management encompasses a range of capabilities including field service expertise, performance testing, failure analysis and pulverized coal firing, milling, feeding and fuel conveying systems. Mr. Neal is a graduate of the University of Waterloo (Applied Science), and is a member of the Association of Professional Engineers and Geoscientists of British Columbia. From 2000 to present, Mr. Neal has worked as an independent consultant for Mocait’s Development Corp. which is a privately held corporation. Prior to his present position, Mr. Neal worked as an Engineering Manager for Utility and Recovery Engineering Ltd.

Mr. Gregory Crowe, age 50, is a registered Professional Geologist in the Canadian provinces of Alberta and British Columbia. Mr. Crowe has over 20 years of exploration, business and entrepreneurial experience throughout North America, Latin America, Africa and Southeast Asia. Currently, Mr. Crowe is the President, CEO, and Director of Entrée Gold Inc. which is a public Canadian junior gold mining company. Over the past five years prior to his appointment to his current position, Mr. Crowe provided consulting services to a number of mining companies in several countries. Mr. Crowe also holds a Master of Science (Geo.).

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

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company’s directors have been performing the functions of an audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

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

Annual Compensation Table

Annual Compensation	Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Warrants & Options	LTIP Payouts ($)	All Other Compensation
Alfredo Javier De Lucrezia (1)	Director, President, Secretary, and Treasurer	2005	0	0	0	0	0	0	0
		2004	5,000	0	0	0	0	0	0
		2003	0	0	0	0	0	0	0
Donald Neal	Director, President, Secretary, and Treasurer	2005	0	0	0	0	0	0	0
		2004	0	0	0	0	0	0	0
		2003	0	0	0	0	0	0	0

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 20, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 25,842,878 shares of common stock issued and outstanding

Officers, Directors, 5% Shareholder	No. of Shares		Beneficial Ownership %
Donald Neal 6231 Gibbons Drive, Richmond, B.C., Canada, V7C 2C9	3,000,000	(1)	11.6%
Gregory Crowe 1679 Eaglecliff Road, Bowen Island, B.C., Canada, V0N 1G0	3,000,000	(1)	11.6%

All directors and executive officers as a group (2 persons)	6,000,000		23.2%

(1) Each of Donald Neal and Gregory Crowe purchased 18,000,000 (giving effect to the 6:1 forward stock split) shares from Alfredo De Lucrezia, the Company’s former officer and director on February 10, 2004. On March 31, 2004, each of Messrs. Neal and Crowe returned 15,000,000 shares to the Company.

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

Messrs. Neal and Crowe are party to a Shareholders’ Agreement dated as of February 10, 2004. The agreement provides that for so long as the person holds any of the 3,000,000 shares which he received from Alfredo De Lucrezia, the directors shall vote such shares to maintain two persons on our board, or such number as the shareholders agree. Upon any vote to appoint representatives to the Board, each shareholder agreed that he shall vote his shares for the other shareholder. If one of the shareholders is no longer a shareholder, or if the Board or our shareholders decided to remove one of the Board members, or the shareholder no longer holds any of the 3,000,000 shares which he received from Mr. Lucrezia, then the other shareholder agreed to vote his shares to either maintain the number of Board members as one or to nominate a second Board member. The agreement also provides that for all other matters in which shares are voted, the two shareholders shall vote their 3,000,000 shares together as determined by the unanimous decision of the shareholders.

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

Mr. Kern joined the Board of Directors of the Company on May 26, 2004. Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties have been optioned from MinQuest. As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company’s ability conduct its business of exploration. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company. If Mr. Kern were to terminate his relationship with the Company, the Company would be adversely affected while we found a suitable replacement. To date, there have not been any conflicts of interest between the Company and MinQuest or Mr. Kern.

Other than as described above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.	EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
4.2	Form of Class A Warrant	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2004
4.3	Form of Class A Warrant	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2004
4.4	Form of Class A Warrant	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2004
4.5	Form of Private Placement Subscription Agreement	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2004
10.1	Property Option Agreement (relating to the Gilman Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2004
10.2	Property Option Agreement (relating to the Imperial Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2004
10.3	Property Option Agreement (relating to the Hercules Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2004
10.4	Property Option Agreement (relating to the Cortez Properties)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2005
31.	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.	Section 1350 Certifications	Attached Hereto

Item 14. Principal Accountant Fees and Services.

Morgan & Company has served as the Company’s Principal Accountant since the Company’s incorporation. Their fees billed to the Company for the fiscal years ending January 31, 2005 and 2004 are set forth below:

	Fiscal year ending January 31, 2005		Fiscal year ending January 31, 2004

Audit Fees		$5,000	$5,000
Audit Related Fees	NIL		NIL
Tax Fees	$	NIL	NIL
All Other Fees	$	NIL	$ NIL

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

AMERICAN GOLDFIELDS INC.

By /s/ Donald Neal
Dated: June 22, 2005	Donald Neal
President, Chief Executive and Operating Officer, Secretary and Treasurer

By /s/ Greg Crowe
Dated: June 22, 2005	Greg Crowe
Director

By /s/ Richard Kern
Dated: June 22, 2005	Richard Kern
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald Neal	President, Chief Executive And Operating Officer, Secretary and Treasurer	Dated: June 22, 2005
Donald Neal	(Principal Executive Officer and Principal Financial Officer)

/s/ Greg Crowe	Director	Dated: June 22, 2005
Greg Crowe

/s/ Richard Kern	Director	Dated: June 22, 2005
Richard Kern