Form 10QSB
period 2005-07-31
AMERICAN GOLDFIELDS INC
filed 2005-09-14
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of inorporation or organization)


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

Common Stock, $0.001 par value, 25,842,878 shares outstanding as of September 13, 2005.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (ELECT ONE) ___ YES __X___ NO

                                TABLE OF CONTENTS

                                                                            Page
PART I  - Financial Information
  Item 1. Financial Statements
      Balance Sheets July 31, 2005, and January 31, 2005 (audited)
      Statements of Loss for the three and six-month periods ended July 31, 2005 and 2004, and for the period from inception on December 21, 2001 to July 31, 2005. Statements of Cash Flows for the three and six-month periods ended July 31, 2005 and 2004, and for the period from inception on December 21, 2001 to July 31, 2005. Notes to the Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3 Controls and Procedures
PART II - Other Information
  Item 1.  Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits

                          PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS


American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
                                                                                 July 31               January 31
                                                                                  2005                   2005
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                          $           560,707   $          847,199
     Prepaid expenses                                                                 5,430                  430
                                                                        -- ------------------ -- ----------------

          Total current assets                                                      566,137              847,629

Reclamation deposits                                                                 24,746               13,256
Web-site development costs, net                                                       9,500               12,500
                                                                        -- ------------------ -- ----------------

Total Assets                                                             $          600,383    $         873,385
===================================================================================================================

Liabilities

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           26,374   $          32,041
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  26,374              32,041
                                                                        -- ------------------ -- ----------------
Stockholders' Equity

SHARE CAPITAL
     Authorized
          600,000,000 (January 31, 2005 - 600,000,000 common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued
          25,842,878 (January 31, 2005 - 25,817,878) common
            Shares issued and outstanding at July 31, 2005                            25,843             25,818
     Additional paid-in capital                                                      533,707            532,232
     Additional paid-in capital - warrants                                           702,264            702,264

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                    (687,805)          (418,970)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                 574,009            814,344
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $          600,383    $       873,385
===================================================================================================================

The accompanying notes are an integral part of these financial statements.


American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)
                                                Three-Months Ended      Six-Months Ended
                                                      July 31               July 31                  Inception
                                                -------------------     ----------------         December 21, 2001
                                                   2005        2004        2005       2004        to July 31,2005
                                                -------     -------     -------    -------      --------------------

Interest income                                   1,782           -       2,603          -              2,603

Expenses
     Mineral claim payments and
       exploration expenditures             $   155,237    $ 70,000   $ 238,899  $ 102,400        $   499,952
     Office and sundry                            6,433       4,188      17,513     16,081             56,629
     Rent                                         1,178       1,231       2,107      2,045              8,969
     Professional fees                            4,987         230       9,919     16,954             98,996
     Transfer agent fees                              -         370           -      1,930              5,565
     Amortization                                 1,500       1,500       3,000      2,500              8,500
     Directors' fees                                  -           -           -          -              5,000
     Interest                                         -         153           -        153              1,070
     Consulting fees                                  -         127           -      3,727              5,727
                                            ----------------------------------------------------------------------
Loss for the period                         $  (167,553)  $ (77,799)  $(268,835) $(145,790)       $  (687,805)
===================================================================================================================

Basic and diluted loss per share
    of common stock                         $     (0.01)   $  (0.00)  $   (0.01) $  (0.00)
===================================================================================================================


Weighted average shares outstanding
- basic and diluted                          25,842,878  24,914,278   25,837,541 34,156,036
===================================================================================================================

The accompanying notes are an integral part of these financial statements.


American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
                                                   Three-Months Ended          Six-Months Ended
                                                          July 31                   July 31             Inception
                                                    ------------------         ----------------      December 21, 2001
                                                        2005      2004           2005      2004      to July 31, 2005
------------------------------------------------    --------   -------        -------   -------     ------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                     $  (167,553) $(77,799)      $(268,835) $(145,790)       $  (687,805)
     Adjustments to reconcile net loss to net
       Cash flows used in operating activities:
         Stock-based compensation                         -          -               -     43,200             43,200
         Amortization                                  1,500     1,500           3,000      2,500              8,500
       Changes in assets and liabilities
         Prepaid expenses                              5,000         -          (5,000)      (100)            (5,430)
         Accounts payable and accrued liabilities      9,747   (14,975)         (5,667)        42             30,917
                                                   -------------------       --------------------    -----------------

      Net cash used in operating activities         (151,306) (91,274)        (276,502)  (100,148)          (610,618)

Cash flows from (used in)financing activities
      Proceeds from loan                                   -   60,000                -     60,000             60,000
      Repayment of loan principal                          -        -                -          -            (60,000)
      Proceeds from the issue of common stock              -        -                -          -          1,104,571
      Proceeds from the exercise of stock options          -        -            1,500     60,000             91,500
                                                   ------------------        --------------------    -----------------
      Net cash from financing activities                   -   60,000            1,500    120,000          1,196,071

Cash flows used in investing activities
      Reclamation deposit                            (11,490) (13,256)         (11,490)   (13,256)          (24,746)
                                                   ------------------        --------------------    -----------------
      Net cash used in investing activities          (11,490) (13,256)         (11,490)   (13,256)          (24,746)
                                                   ------------------         -------------------    -----------------

Increase (decrease) in cash                         (162,796) (44,530)        (286,492)     6,596            560,707

Cash, beginning of period                            723,503   63,230          847,199     12,104                  -
                                                   ------------------        --------------------    -----------------
Cash, end of period                              $   560,707 $ 18,700        $ 560,707  $  18,700         $  560,707
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable  by contribution
         from a shareholder                      $        -  $      -        $       -  $   4,543         $    4,543
      Web-site development costs related to non-
         Employee stock-based compensation       $        -  $      -        $       -  $  18,000         $   18,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(formerly Baymont Corporation)
(An Exploration Stage Company)

 Notes to the Financial Statements
                                   (Unaudited)

                             JULY 31, 2005 AND 2004

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2005 has been omitted. The results of operations for the six month period ended July 31, 2005 is not necessary indicative of results for the entire year ending January 31, 2006.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $687,805 for the period from December 21, 2001 (inception) to July 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company did not grant any employee stock options and accordingly did not charge operations with any compensation expense in relation to employee stock option grants in either of the three or six-month periods ended July 31, 2005 or 2004.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,700,000 stock options to non-employees during the quarter ended April 30, 2004. The Company has not granted any stock option to non-employees since that date. These options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%,
(2) expected volatility of 165%, (3) risk free interest rate of 3% and, (4) expected life of 1 year. The weighted average fair value of options granted for the six-months ended July 31, 2004 was $0.036. As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss at July 31, 2004:

Mineral property acquisition and exploration expenditures              $ 32,400
Office and sundry                                                         7,200
Consulting                                                                3,600
                                                                     ----------
                                                                       $ 43,200

In addition, web site development costs in the amount of $18,000 have been capitalized pursuant to the granting of non-employee stock options. The Company did not grant any non-employee stock options during the quarters ended July 31 or April 30, 2005.

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

Activity under the 2004 Plan is summarized as follows:


                                                                     Weighted
                                                                      Average
                                               Options               Exercise
                                             Outstanding               Price
                                           -----------------   -----------------
Balance, January 31, 2005                        200,000        $         0.06

Options granted                                        -        $            -
Options exercised                                (25,000)       $         0.06
                                           -----------------   -----------------

Balance, July 31, 2005                           175,000        $         0.06
                                           =================   =================

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at July 31, 2005:

                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.06         175,000             8.67           $   0.06            175,000         $      0.06
   ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                         175,000                                                175,000
                  ===============                                            ===========


3. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc ("MinQuest"). All of the Company's mineral properties have been optioned from MinQuest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the six months ended July 31, 2005, the Company made total property payments of $100,000 (July 31, 2004 - $70,000) to MinQuest related to the initial property option payment for the Cortez Properties ($65,000) and option payments for the Imperial ($20,000) and Gilman ($15,000) properties. Included in the net loss for six months ended July 31, 2005 is an amount of $12,000 (July 31, 2004 - $Nil) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $38,032 (July 31, 2004 - $Nil) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company's Form 10-KSB for the fiscal year ended January 31, 2005, filed by the Company with the Securities and Exchange Commission on April 29, 2005, as amended on June 23, 2005.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the six or three months ended July 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended July 31, 2005, we incurred a net loss of $268,835 compared to a net loss of $145,790 for the comparative period in 2004. Our year to date net loss for 2005 has increased over 2004 largely due to mineral claim payments and exploration expenditures. In 2005, the Company recorded $100,000 of property option payments relating to the initial option payment on the Cortez Properties ($65,000) and option payments on the Imperial ($20,000) and Gilman ($15,000) properties. In 2004, property option payments were made of $70,000 relating to the Imperial ($60,000) and the Gilman ($10,000) properties. Exploration had not commenced by July 31, 2004 while in 2005 the Company incurred costs related to the drilling program that started on the Imperial Property in May 2005. In addition, mapping and planning for future drill programs has been undertaken on the Company's other properties. Offsetting the increase in mineral claim payments and exploration expenditures in 2005 are 2004 costs related to stock-based compensation of $43,200 for options granted to non-employees for services provided to the Company. In addition, in 2004 professional fees were higher than in the current year due to the restructuring of the Company including the relocation and setting-up of the Company's new office.

During the three months ended July 31, 2005, we incurred a net loss of $167,553 compared to a net loss of $77,799 for the comparative period in 2004. Our loss in the current quarter has increased over the corresponding period in 2004 largely due to exploration expenditures. In the second quarter, property option payments decreased from $70,000 in 2004 to $35,000 in 2005. However, due to the Company's exploration activity, especially the drilling program at Imperial, total mineral property acquisition and exploration expenditures in the second quarter increased $85,237 in 2005 compared to 2004. The balance of the increased second quarter loss in 2005 was due to a $4,757 increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $560,707 as of July 31, 2005. We anticipate that we will incur the following through the next twelve months:

o $85,000 in connection with mineral claim payments and $285,800 in exploration expenditures of the Company's properties;

o $70,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended July 31, 2005 was $276,502 compared to $100,148 during the corresponding period ended July 31, 2004. The increase in cash used in the current six-month period was higher than in the prior period due to an increase in the net loss in 2005 ($268,835) compared to 2004 ($145,790). In addition, in the current period, working capital outflows of $5,000 relating to a deposit made to the Company's primary exploration contractor and a reduction in accounts payable of $5,667 occurred. Partially offsetting these two factors was a non-cash item in 2004 related to non-employee stock-based compensation of $43,200.

GOING CONCERN CONSIDERATION

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $687,805 for the period from December 21, 2001 (inception) to July 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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
                                                              and August 22, 2002
---------------- -------------------------------------------- -----------------------------------------------

31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications
---------------- -------------------------------------------- -----------------------------------------------

32.1             Section 1350 Certifications                  Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.





DATE:   SEPTEMBER 13, 2004               BY:   /S/ DONALD NEAL
                                         ---------------------------
                                         DONALD NEAL
                                         PRESIDENT, CHIEF EXECUTIVE
                                         OFFICER, SECRETARY AND TREASURER