Form 10QSB
period 2005-10-31
AMERICAN GOLDFIELDS INC
filed 2005-12-01
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Number of shares of common stock outstanding as of November 30, 2005: 25,892,878

Transitional Small Business Format           YES  [  ]      NO  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ] NO [ ]

                                TABLE OF CONTENTS

                                                                            Page
PART I  - Financial Information

  Item 1. Financial Statements
         Balance Sheets October 31, 2005, and January 31, 2005 (audited) Statements of Loss for the three and nine-month periods ended October 31, 2005 and 2004, and for the period from inception on December 21, 2001 to October 31, 2005.
         Statements of Cash Flows for the three and nine-month periods ended October 31, 2005 and 2004, and for the period from inception on December 21, 2001 to October 31, 2005.
         Notes to the Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3 Controls and Procedures
PART II - Other Information
  Item 1.  Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits

                          PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS


American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

                                                                                October 31        January 31
                                                                                  2005               2005
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                          $           446,807   $          847,199
     Prepaid expenses                                                                 5,767                  430
                                                                        -- ------------------ -- ----------------

          Total current assets                                                      452,574              847,629

Reclamation deposits                                                                 24,746               13,256
Web-site development costs, net                                                       8,000               12,500
                                                                        -- ------------------ -- ----------------

Total Assets                                                             $          485,320    $         873,385
===================================================================================================================

Liabilities

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           98,567   $          32,041
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  98,567              32,041
                                                                        -- ------------------ -- ----------------
Stockholders' Equity

SHARE CAPITAL
     Authorized
          600,000,000 (January 31, 2005 - 600,000,000 common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued
          25,842,878 (January 31, 2005 - 25,817,878) common
            Shares issued and outstanding at October 31, 2005                         25,843             25,818
     Additional paid-in capital                                                      533,707            532,232
     Additional paid-in capital - warrants                                           702,264            702,264

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                    (875,061)          (418,970)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                 386,753            814,344
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $          485,320    $       873,385
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)

                                                 Three-Months Ended      Nine-Months Ended
                                                     October 31             October 31               Inception
                                                -------------------     ----------------         December 21, 2001
                                                   2005        2004        2005       2004       to October 31,2005
                                                -------     -------     -------    -------      --------------------

Interest income                             $     3,183    $      -   $   5,786  $       -        $     5,786

Expenses
     Mineral claim payments and
       exploration expenditures             $   183,196    $ 62,897   $ 422,095  $ 165,297        $   683,148
     Office and sundry                            4,764       9,915      22,277     25,996             61,393
     Rent                                           979       1,512       3,086      3,557              9,948
     Professional fees                                -       2,813       9,919     19,767             98,996
     Transfer agent fees                              -       1,235           -      3,165              5,565
     Amortization                                 1,500       1,500       4,500      4,000             10,000
     Directors' fees                                  -           -           -          -              5,000
     Interest                                         -         788           -        941              1,070
     Consulting fees                                  -           -           -      3,727              5,727
                                            ----------------------------------------------------------------------
Loss for the period                         $  (187,256)  $ (80,660)  $(456,091) $(226,450)       $  (875,061)
===================================================================================================================

Basic and diluted loss per share
    of common stock                         $     (0.01)   $  (0.00)  $   (0.02) $  (0.01)
===================================================================================================================


Weighted average shares outstanding
- basic and diluted                          25,842,878  25,156,941   25,836,468 31,138,092
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(formerly Baymont Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                    Three-Months Ended        Nine-Months Ended
                                                         October 31                October 31            Inception
                                                    ------------------         ----------------     December 21, 2001
                                                        2005      2004           2005      2004     to October 31, 2005
------------------------------------------------    --------   -------        -------   -------     ------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                     $  (187,256) $(80,660)      $(456,091) $(226,450)       $  (875,061)
     Adjustments to reconcile net loss to net
       Cash flows used in operating activities:
         Stock-based compensation                         -          -               -     43,200             43,200
         Amortization                                  1,500     1,500           4,500      4,000             10,000
       Changes in assets and liabilities
         Prepaid expenses                               (337)       -           (5,337)     (100)            (5,767)
         Accounts payable and accrued liabilities     72,193    36,284          66,526    36,326             103,110
                                                   -------------------       --------------------    -----------------

      Net cash used in operating activities         (113,900) (42,876)        (390,402) (143,024)           (724,518)

Cash flows from (used in)financing activities
      Proceeds from loan                                   -        -                -     60,000             60,000
      Repayment of loan principal                          -        -                -          -            (60,000)
      Proceeds from the issue of common stock              -        -                -          -          1,104,571
      Proceeds from the exercise of stock options          -   28,500            1,500     88,500             91,500
                                                   ------------------        --------------------    -----------------
      Net cash from financing activities                   -   28,500            1,500    148,500          1,196,071

Cash flows used in investing activities
      Reclamation deposit                                  -        -          (11,490)   (13,256)          (24,746)
                                                   ------------------        --------------------    -----------------
      Net cash used in investing activities                -        -          (11,490)   (13,256)          (24,746)
                                                   ------------------         -------------------    -----------------

Increase (decrease) in cash                         (113,900) (14,376)        (400,392)    (7,780)           446,807

Cash, beginning of period                            560,707   18,700          847,199     12,104                  -
                                                   ------------------        --------------------    -----------------
Cash, end of period                              $   446,807 $  4,324        $ 446,807  $   4,324         $  446,807
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable  by contribution
         from a shareholder                      $        -  $      -        $       -  $   4,543         $    4,543
      Web-site development costs related to non-
         Employee stock-based compensation       $        -  $      -        $       -  $  18,000         $   18,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(formerly Baymont Corporation)
(An Exploration Stage Company)

 Notes to the Financial Statements

                                   (Unaudited)

                            OCTOBER 31, 2005 AND 2004

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2005 has been omitted. The results of operations for the nine month period ended October 31, 2005 are not necessary indicative of results for the entire year ending January 31, 2006.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $875,061 for the period from December 21, 2001 (inception) to October 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2. STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company did not grant any employee stock options and accordingly did not charge operations with any compensation expense in relation to employee stock option grants in either of the three or nine-month periods ended October 31, 2005 or 2004.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,700,000 stock options to non-employees during the quarter ended April 30, 2004. The Company has not granted any stock option to non-employees since that date. These options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%,
(2) expected volatility of 165%, (3) risk free interest rate of 3% and, (4) expected life of 1 year. The weighted average fair value of options granted for the nine-months ended October 31, 2004 was $0.036. As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss at October 31, 2004:

Mineral property acquisition and exploration expenditures              $ 32,400
Office and sundry                                                         7,200
Consulting                                                                3,600
                                                                       ---------
                                                                       $ 43,200

In addition, web site development costs in the amount of $18,000 have been capitalized pursuant to the granting of non-employee stock options. The Company did not grant any non-employee stock options during the nine-months ended October 31, 2005.

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

Activity under the 2004 Plan is summarized as follows:


                                    Weighted
                                                                      Average
                                               Options               Exercise
                                             Outstanding               Price
                                           -----------------   -----------------
Balance, January 31, 2005                        200,000        $         0.06

Options granted                                        -        $            -
Options exercised                                (25,000)       $         0.06
                                           -----------------   -----------------

Balance, October 31, 2005                        175,000        $         0.06
                                           =================   =================



The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at October 31, 2005:

                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.06         175,000             8.42           $   0.06            175,000         $      0.06
   ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                         175,000                                                175,000
                  ===============                                           ===========


3. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc ("MinQuest"). All of the Company's mineral properties have been optioned from MinQuest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the nine months ended October 31, 2005, the Company made total property payments of $100,000 (October 31, 2004 - $90,000) to MinQuest related to the initial property option payment for the Cortez Properties ($65,000) and option payments for the Imperial ($20,000) and
Gilman ($15,000) properties. Included in the net loss for nine months ended October 31, 2005 is an amount of $18,000 (October 31, 2004 - $9,200) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $75,039 (October 31, 2004 - $15,100) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

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

PLAN OF OPERATION

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company is primarily engaged in the acquisition and exploration of mining properties. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

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

Current cash on hand is sufficient for all of the Company's commitments for the next 18 months. We anticipate that the additional future funding that we require will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

RESULTS OF OPERATIONS

We did not earn any revenues during the nine or three months ended October 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended October 31, 2005, we incurred a net loss of $456,091 compared to a net loss of $226,450 for the comparative period in 2004. Our year to date net loss for 2005 has increased over 2004 largely due to mineral claim payments and exploration expenditures. In 2005, the Company recorded $100,000 of property option payments relating to the initial option payment on the Cortez Properties ($65,000) and option payments on the Imperial ($20,000) and Gilman ($15,000) properties. In 2004, property option payments were made of $90,000 relating to the Hercules ($20,000), the Imperial ($60,000) and the Gilman ($10,000) properties. The first phase of exploration on the Imperial Property had just commenced by October 31, 2004 while in 2005 the Company incurred costs related to the entire second phase of the drilling program on the Imperial Property. In addition, auger drilling programs commenced on both the Hercules and Cortez Properties during the quarter ended October 31, 2005. Partially offsetting the increase in mineral claim payments and exploration expenditures in 2005 are 2004 costs related to stock-based compensation of $43,200 for options granted to non-employees for services provided to the Company. In addition, in 2004 professional fees were higher than in the current year due to the restructuring of the Company including the relocation and setting-up of the Company's new office.

During the three months ended October 31, 2005, we incurred a net loss of $187,256 compared to a net loss of $80,660 for the comparative period in 2004. Our loss in the current quarter has increased over the corresponding period in 2004 largely due to exploration expenditures. In the third quarter, property option payments decreased from $20,000 in 2004 to nil in 2005. However, due to the Company's current exploration activity on the Hercules and Cortez Properties total mineral property acquisition and exploration expenditures in the second quarter increased $120,299 in 2005 compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $446,807 as of October 31, 2005. We anticipate that we will incur the following through the next twelve months:

o $85,000 in connection with property option payments and $140,900 in exploration expenditures of the Company's properties;

o $50,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended October 31, 2005 was $390,402 compared to $143,024 during the corresponding period ended October 31, 2004. Cash used in operations in the current nine-month period was higher than in the prior period due to an increase in the net loss in 2005 ($456,091) compared to 2004 ($226,450). Partially offsetting the increase in net loss was an increase in working capital inflows due to accounts payable. The inflow in 2005 was $66,526 compared to $36,326 in 2004. Also, a non-cash item in 2004 related to non-employee stock-based compensation of $43,200 was recorded while no such item occurred in 2005.

Cash inflows from financing consisted of stock option exercises of $1,500 in 2005 while in 2004, $60,000 of cash was received from the issuance of a short term loan and stock option exercises of $88,500. Cash outflows from investing for both nine-month periods ended October 31 related to reclamation deposits paid to the Bureau of Land Management in Nevada.

GOING CONCERN CONSIDERATION

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $875,061 for the period from December 21, 2001 (inception) to October 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 6. EXHIBITS.

---------------- -------------------------------------------- ------------------
Exhibit No.      Description                                  Where Found
---------------- -------------------------------------------- ------------------
31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications
---------------- -------------------------------------------- ------------------
32.1             Section 1350 Certifications                  Attached Hereto
---------------- -------------------------------------------- ------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.





DATE:   NOVEMBER 30, 2005               BY:   /S/ DONALD NEAL
                                         ---------------------------
                                         DONALD NEAL
                                         PRESIDENT, CHIEF EXECUTIVE
                                         OFFICER, SECRETARY AND TREASURER