Form 10KSB
period 2006-01-31
AMERICAN GOLDFIELDS INC
filed 2006-04-28
CIK 1167886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     [   ] Yes      [   ] No

[

Revenues for fiscal year ended January 31, 2006 were 0.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 19, 2006 (a date within the past 60 days) was $14,322,872.

The number of shares of the issuer’s Common Stock outstanding as of April 24, 2006 is 25,892,878.

Documents Incorporated By Reference: None

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

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

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

We currently maintain our corporate office at 200-4170 Still Creek Drive, Burnaby, B.C., Canada, at a cost of $400 per month. This rental is on a month-to-month basis without a written contract.

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

To January 31, 2006, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 payment due in May 2005. In addition the Company has incurred approximately $18,400 in exploration expenditures on the property. Under the amended agreement, the Company is required to incur an additional $56,600 by May 2006. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Geological Exploration Program

Evaluation of the Gilman claims to date has consisted of the preparation of a topographic base map, and surface and underground geochemical sampling. In addition, as part of the permitting process the Company undertook an archeological review of the property. The Company expects that a drilling permit will be received in the coming months. Significant gold and silver values obtained in surface and underground sampling have been found associated with the range front quartz vein. Future exploration will include drilling of the range front fault. Although the permitting process is nearing completion, the Company does not currently have any plans to undertake any significant exploration on the Gilman Property for the remainder of calendar 2006.

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

To January 31, 2006, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 payment due in June 2005. In addition the Company has incurred approximately $265,500 in exploration expenditures on the property. Under the terms of the option agreement the Company was required to have spent $75,000 on the property by June 2005. The excess of $190,500 will be applied to the commitments of future periods. In the event the Company does not make future option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Three primary Carlin-type targets are present at Imperial. The first and most important is the Imperial Target that has only one hole on the favourable side of the approximately 1,600 meter long structure. The second target, called the Resource Target is an open-ended 500 meter long gold in soil anomaly along a northeast trending fault system. A final target called the Jasperoid Breccia Target is a large anomaly under cover in the central portion of the claim group. The anomaly is 400 meters long and has gold in soil anomaly at its west end.

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

Geological Exploration Program

The Company has completed a two phase exploration drill program that focused on the high-grade vein and disseminated gold targets within the Imperial Property. The program included 31 reverse circulation holes for a total of 7,935 feet of drilling.

The results of the drilling are shown below:

IMPERIAL DRILLING RESULTS

Hole			Vertical	Total	From	To	Interval	Gold	Silver
No.	Target	Azimuth	Angle	Depth	(feet)	(feet)	(feet)	(oz/ton)	(oz/ton)

IR-1	Imperial Fault	218	-40	120	70	80	10	0.026	<0.01

IR-2	Imperial Fault	218	-72	300				<0.01	<0.01

IR-3	Imperial Fault	202	-40	250	50	55	5	0.048	0.03

IR-4	Imperial Fault	202	-75	355	100	105	5	0.026	0.02

IR-4					105	115	10	0.502	0.54

IR-4					115	145	30	0.036	0.06

IR-5	Imperial Fault	202	-45	300	0	15	15	0.011	0.047

IR-5					95	105	10	0.016	<0.01

IR-6	Imperial Fault	202	-80	275				<0.01	<0.03

IR-7	Imperial Fault	202	-45	200	80	85	5	0.019	0.02

IR-7					120	140	20	0.037	0.14

IR-8	Imperial Fault	202	-75	400	30	45	15	0.012	0.03

IR-8					190	225	35	0.020	0.06

IR-9	Imperial Fault	202	-45	255	160	175	15	0.071	0.05

IR-10	Imperial Fault	202	-75	450	145	160	15	0.020	0.012

IR-10					170	180	10	0.014	0.02

IR-11	Resource	304	-46	150				<0.01	<0.05

IR-12	Resource	303	-45	200				<0.01	<0.13

IR-13	Resource	302	-45	200	55	60	5	0.018	0.04

IR-13	Resource				90	100	10	0.022	0.02

IR-14	Resource	302	-45	205	45	60	15	0.032	0.01

IR-15	Resource	303	-45	200				<0.01	<0.03

IR-16	Resource	305	-45	200	40	45	5	0.011	0.26

IR-17	Resource	305	-45	200	45	65	20	0.035	0.08

IR-18	Resource	303	-45	200	50	55	5	0.012	0.15

IR-19	Resource	304	-45	200				<0.01	<0.28

IR-20	Resource	303	-45	200				<0.01	<0.02

IR-21	Resource	304	-45	200	115	125	10	0.018	0.01

IR-22	Resource	302	-45	190	0	35	35	0.072	0.08

IR-23	Resource	305	-45	85	10	25	15	0.017	0.01

IR-23					60	85	25	0.034	0.02

IR-23		Including at bottom of hole			80	85	5	0.096	0.01

IR-24	Resource	305	-45	150	25	55	30	0.023	0.20

IR-25	Jasperoid Breccia	325	-45	250				<0.010	<0.52

IR-26	Jasperoid Breccia	200	-60	300				<0.010	<0.02

IR-27	Imperial Fault	345	-60	400	85	105	20	0.017	0.05

IR-27					110	120	10	0.018	0.01

IR-28	Imperial Fault	180	-70	400	265	270	5	0.035	0.28

IR-29	Imperial Fault	204	-45	300	15	25	10	0.022	0.01

IR-29					30	50	20	0.079	0.03

IR-29					70	75	5	0.407	0.114

IR-29					75	105	30	0.069	0.132

IR-30	Imperial Fault	204	-75	400				<0.01	<0.02

IR-31	Imperial Fault	206	-75	400				<0.01	<0.01

Total				7,935

The first phase of the program was completed in the fall of 2004 and included 10 drill holes for a total of 2,995 feet. All of these holes were drilled on the Imperial Target. In addition to the drilling the Company has also conducted underground sampling. A total of 40 samples have been taken of quartz vein related mineralization underground. This work confirmed the presence of high grade values in the two adits sampled and will help target further drilling.

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

The second phase of the drilling was completed in the fall of 2005. This phase included 21 holes for a total of 4,940 feet. The Company drilled 14 holes in the Resource Target area with all but 5 containing +0.01 oz/ton gold intercepts. Two of the holes intersected, or came close to intersecting, the feeder structure within the favorable host sediment. Hole IR-22 contained 35 feet averaging 0.072 oz/ton gold and IR-23 contained 25 feet at 0.034 oz/ton gold including 5 feet at 0.096 oz/ton at the bottom of the hole. The drilling indicates the gold is located within one nearly flat-lying favorable sedimentary unit (a calcareous siltstone) that is approximately 50 feet thick. Gold grade drops off quickly as one moves away from the feeder fault. Holes drilled beneath the mineralized unit, even those intersecting the feeder fault, were barren. The flat-lying mineralization appears to dip gently to the northwest and is approximately 200 feet wide and 40 to 50 feet thick. The gold bearing horizon has not been drilled to the southwest.

Two holes targeted the Jasperoid Breccia Target with one hole being drilled under the gold bearing jasperoid and another targeting the possible intersection of the northeast trending feeder fault with the Imperial fault. Both of these holes (IR-25 and26) were barren. Just as at the Resource Target, these holes drilled beneath the favorable stratigraphy and missed the mineralization. Future drilling should be collared above the favorable horizon in proximity to the feeder fault.

In addition to the drilling, a total of 40 channel (continuous and consistent amount) samples were taken across veins exposed in the upper and lower adits. Sample widths were noted. Once at the assay lab each was weighed. Sample preparation, performed by ALS Chemex in Reno, Nevada, consisted of crushing the entire sample, splitting off 1,000 grams, pulverizing all 1,000 grams and splitting off 50 grams of this pulp for fire assay for gold and 50 grams for silver.

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

The Company is currently reviewing its plans for the Imperial Property but does not intend to incur any significant exploration expenses on the Imperial Property in 2006.

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

To January 31, 2006, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 payment due in November 2005. In addition the Company has incurred approximately $108,300 in exploration expenditures on the property. The Company was to have incurred $150,000 by November 2005. The Company is currently in discussions with MinQuest to add the deficiency of $41,700 to the commitment of $200,000 required to be incurred on the property by November 2006. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

During 2005 the Company undertook an exploration program on the Hercules Property. The program consisted of geologic mapping, geochemical sampling, compilation of previous drilling data, and a re-evaluation of geophysical surveys. Also, a total of 105 soil samples were collected on the north end of the property. The geophysical targets on the northern portion of the claim block were reviewed and evaluated. The information developed from previous exploration groups was combined with new information from the geophysical surveys and recent mapping to place 7 reverse circulation holes to determine strike, dip and stratigraphy within the A, B, C, West Cliffs and Bread Loaves mineralized zones. The structures believed to be present in these areas would provide a pathway for mineral rich fluids. The fluids should pond within certain porous rock types below impermeable stratigraphy.

Six drill holes were located on the margins of the previously defined mineralized zones. The seventh hole tested a parallel alteration zone to the west of any previous drilling. Seven drill holes were completed for 2,470 feet (753 m). The drilling extended the known precious metals mineralization near surface and between pods A-C. The holes also defined several fault zones that fed these mineralized areas. Generally, the fault zones were encountered within an impermeable mudstone unit. The faults were represented by bleaching, iron oxide and clay alteration within the mudstone. The faults were 3 to 8 meters wide and contained anomalous gold values in the 0.01 to 0.05 g/t range. It is believed that this mudstone unit restricted the flow of mineralizing fluids and may have caused ponding of the fluids at its base.

The following table lists the intercepts in each drill hole:

Drill Hole #	Gold Eq g/t	Thickness (m)	From (m)	To (m)
HY 05-01	0.95	12.2	6.1	18.3
HY 05-02	0.379	1.5	32.0	33.5
	0.33	10.7	44.2	54.9
	0.83	3.0	65.5	68.5
HY 05-03	0.58	3.0	32.0	35.0
	0.32	4.5	41.2	45.7
	0.54	3.0	51.8	54.8
	0.59	6.1	83.8	89.9
HY 05-04	0.38	6.1	3.0	9.1
	0.61	1.5	10.7	12.2
	0.45	1.5	42.7	44.2
	0.42	1.5	54.9	56.4
HY 05-05	NSV
HY 05-06	0.55	1.5	51.8	53.3
HY 05-07	NSV

NSV = no significant values found

All holes successfully identified altered and mineralized structures. Holes 05-01 through 05-04 extended the known ore zones of A through C east and north. It appears that drill hole 05-05 may have missed the West Cliffs vein due to thicker alluvial cover than anticipated. Hole 05-07 was the only hole that tested outside of the known mineralization. The hole intersected an opaline rich structure hosted within basalt and andesite west of any previous drilling. The structure contained sulfide minerals (mainly pyrite) and low temperature quartz, but did not contain any significant precious metal values. The cuttings were not assayed for trace elements. This structure is along strike of an interpreted fault defined by an IP geophysical survey to the north.

The Company is currently reviewing the 2006 work program and related budget. The budget is expected to be approximately $250,000. It is expected that the 2006 work program will include a detailed geologic map of the property. Although a detailed map has been completed of the property, it is piecemeal from several geologists and includes discrepancies between different authors and ambiguity in actual locations. The new geological map should clarify and resolve some stratigraphic inconsistencies between different geologists. Compilation of all available data including, drill holes, into a single database should be completed. The data should then be used to create cross-sections and determine actual locations of faults and geochemical anomalies.

The Company expects that the 2006 work program will include a continuation of drilling that will test the base of the mudstone unit near the identified fault zones within the A, B and C mineralized zones. The target is a bonanza style vein with ponding of high grade mineralization in a receptive horizon. Offset of high grade intercepts encountered in Phelps Dodge drill holes is also being reviewed.

An initial soil sampling program was implemented on the north end of the property during 2005. The samples collected show some anomalous areas of gold, arsenic and mercury. Further soil sampling is planned in order to define undrilled areas on the north end of the property.

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

To January 31, 2006, the Company had made the initial option payment of $65,000 due on signing. In addition the Company has incurred approximately $74,200 in exploration expenditures on the property. By February 28, 2006 the Company had not incurred the required property expenditures of $100,000. The Company is currently in discussions with MinQuest to add the deficiency of $25,800 to the commitment of $150,000 required to be incurred on the property by February 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Geological Exploration Program

Potential exists for the existence of relatively high-grade gold. The exploration completed to date has identified mineralization within fault zones parallel to the range front fault. Sampling has indicated weakly anomalous gold values exist over 12,000 feet of strike length. In 2005 the

Company initiated a program of geophysical and geochemical surveys over the pediment area along strike of the mineralization. The surveys were following up on the observations of previous geophysicists and drill-hole data from former property owners suggesting shallow pediment. Five CSMT (Controlled Source Magneto Telluric) survey lines were collected to determine changes in lithology and potential parallel faulting to the main Crescent Fault.

Also in 2005 a reconnaissance auger sampling program was designed to test for concealed gold mineralization in pediment cover. The auger holes were positioned 30 meters apart along each line and the lines were separated about 300 meters apart, perpendicular to the range front. The holes tested the caliche layer developed within transported material. Gold mineralization is known to leak from sources below and become entrapped in the caliche layer. This system is not widely used but is proven technology in finding buried gold deposits in desert environments in both Nevada and Australia. It has been successful in finding at least two gold deposits in the Battle Mountain area.

A total of 175 samples were collected along 9 widely separated lines. The samples were tested for calcium carbonate on site and 31 elements in the ALS/Chemex lab. No gold was identified in any of the samples.

The 2005 program of CSMT and auger drilling did not identify any significant drill targets within the pediment zone. The topography is too steep to effectively conduct geophysical surveys to identify new drill targets on the rest of the property. However, the original drill targets still remain.

The exploration contractor has made several recommendations to the Company. Amongst the recommendations are that at least one drill hole should be spotted to intersect the favorable host rocks at a depth of 300 meters and a second hole should be placed to twin the original drill hole that intersected 4 g/t gold. This hole would determine the alteration type and structural control of the mineralization. It has also been recommended that 5 additional drill holes be targeted at areas of gold in rock chip that have yet to be drill tested. Offsetting known mineralization in previous drilling is also highly recommended.

The Company is required to incur an aggregate $175,000 in exploration expenditures on the Cortez Properties. The Company intends to spend this amount in 2006. However, the Company has not yet determined on which of the three properties (or a combination of the three) making up the Cortez Property the Company will incur the exploration expenditures. The recommended program on the Crescent Fault property would require at least 7 drill holes for a total of 1,800 meters. Permitting could be reasonably completed in 3 months and drilling could start in mid-2006. The Company has not yet made a decision on whether to proceed with the recommended program.

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

Geological Exploration Program

The work program in 2005 included an auger program that grid sampled the entire claim block with 30 by 300 meter centers. This program was successful in further defining the trend and extent of gold mineralization and identifying four other gold anomalies elsewhere on the property. The reconnaissance auger sampling program was designed to further extend the known gold anomaly and potentially identify a widening of the gold zone. Areas of blossoming gold anomalies may suggest structural intersections that should be drill tested. The auger holes were positioned 30 meters apart along each line and lines were separated about 200 meters apart. The holes penetrated the loess cover in almost every instance and collected soil and/or rock form the bottom of the hole. Depths of penetration ranged from less than 0.3 meters to over 7 meters.

Gold values were generally widespread within the south half of the property. High grade values were encountered along several lines. The best value was collected from Line D near the middle of the traverse. A compilation of rock, soil, auger and drill geochemistry for gold indicates three anomalous areas with multiple sample sites and two single point anomalies. The anomalous areas range from 600 by 150 meters to 30 by 30 meters.

A second gold anomaly was identified on the southern portion of the claim block. This zone trends northerly and is 600 meters long and 150 meters wide. The zone is hosted partly within the Ordovician Valmy quartzite. A brecciated fault zone defines the contact between the Valmy and Elder Formations. Gold values are elevated along this fault zone. However, the fault is oblique to the sample lines and has limited coverage by the auger survey.

A third gold anomaly was identified by Uranerz, but missed by the Auger survey. The anomaly is represented by two sample sites that fall midway between lines A and B on the northern portion of the claim block.

The Company is required to incur an aggregate $175,000 in exploration expenditures on the Cortez Properties. The Company intends to spend this amount in 2006. However, the Company has not yet determined on which of the three properties (or a combination of the three) making up the Cortez Property the Company will incur the exploration expenditures.

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

Geological Exploration Program

Recommended exploration work at the Bully and Chief portion on the property includes detailed geologic mapping and sampling of the claim blocks. Drilling is recommended within the previously defined resource area on the Chief claims. Previous sampling on the Bully claims has identified high grade gold in narrow veins throughout the claim block. Infrastructure is well established in the Chief area. Access roads may have to be built into much of the Bully area. A modest program of infill sampling and detailed mapping should help define drill targets within the Bully claim group. Permitting should be relatively simple since roads are in and the surrounding area is a well known mining field situated on land administered by the US Bureau of Land Management. No exploration work was carried on this property during 2005. The Company is required to incur an aggregate $175,000 in exploration expenditures on the Cortez Properties. The Company intends to spend this amount in 2006. However, the Company has not yet determined on which of the three properties (or a combination of the three) making up the Cortez Property the Company will incur the exploration expenditures.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “AGFL.OB”. The Over the Counter Bulletin Board is maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending January 31, 2006 and 2005:

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
2006	Fourth Quarter	$1.79	$1.15
	Third Quarter	$1.21	$0.35
	Second Quarter	$0.93	$0.45
	First Quarter	$2.25	$2.10
2005	Fourth Quarter	$1.85	$0.55
	Third Quarter	$1.77	$0.28
	Second Quarter	$2.00	$0.42
	First Quarter	$3.62	$1.54

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 24, 2006, we had fifty-three (53) holders of record of shares of common stock.

Recent Sales of Unregistered Securities

There were no sales of equity securities of the Company by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

As of April 24, 2006, there had been no dividends declared on the Company’s Common Stock. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Set forth below is certain information as of April 24, 2006, regarding equity compensation plans that have not been approved by our shareholders.

Equity compensation plans not approved by stockholders as of April 24, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2004 Stock Option Plan	5,000,000	$1.08	2,200,000

Warrants	1,210,800	$2.00

As of April 24, 2006, there were a total of 2,800,000 options granted under the plan with a weighted average exercise price of $0.51 per options. Of these, 1,225,000 remain outstanding and exercisable at a weighted average exercise price of $1.08 per option as of April 24, 2006.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Gilman, Imperial, Hercules and Cortez Properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had $314,996 in cash and $294,817 in working capital as of January 31, 2006.

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

Results of Operations for the Fiscal Year Ended January 31, 2006

We did not earn any revenues during the fiscal year ended January 31, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2006 we had a net loss of $1,819,720 compared to $325,261 for the prior year, an increase of $1,494,459. Our loss for 2006 has increased substantially over 2005 primarily due to an increase in the effect of stock-based compensation. The expense recognized in 2006 for the fair value of stock options granted during the year was $1,302,400 compared to $43,200 in 2005. In addition, exploration expenses increased as a result of the Company making option payments totaling $120,000 in 2006 compared to $90,000 in 2005. During 2006 the Company made option payments under the Hercules $20,000 (2005 - $20,000), Imperial $20,000 (2005 - $60,000), Gilman $15,000 (2005 - $10,000), and the Cortez $65,000 (2005 - $Nil) property option agreements. Also, during 2006 the Company conducted the Phase II exploration drill program on the Imperial Property, completed two initial auger drill programs on the Cortez Property, and undertook a seven-hole reverse circulation drill program on the Hercules property. In 2005, the only exploration program completed was the Phase I program on the Imperial Property. Office and Sundry increased due to the recognition of $355,200 in stock-based compensation related to investor relations and financial services received by the Company. As with office and sundry, consulting fees increased in 2006 due to $355,200 in stock-based compensation.

Liquidity and Capital Resources

We had cash of $314,996 and working capital of $294,817 as of January 31, 2006. We anticipate that we will incur over the next twelve months:

1.	$85,000 in connection with property payments on the Company’s four option agreements. Of this amount, $30,000 was paid by the Company on February 28, 2006 under the Cortez Property Option Agreement;

2.	$241,700 in property exploration expenses in order to meet the requirements of the Company’s property option agreements;

3.	$50,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2006 was $522,752 compared to $250,649 during the year ended January 31, 2005. The increased cash used in operations was primarily due to an increase in the net loss in 2006 ($1,819,720) compared to 2005 ($325,261). The effect of the higher loss was partially offset by the recognition of a larger stock-based compensation amount of $1,302,400 in 2006 compared to $43,200 in 2005.

Cash from financing of $4,500 for the year ended January 31, 2006 was from the exercise of stock options. In 2005 cash from financing was the result of $1,009,000 received from a private placement. The Company issued 403,600 units at $2.50 per unit. In 2005, the Company also received $90,000 from the exercise of stock options. In addition, in 2005 the Company obtained and repaid a $60,000 bridge loan. Cash used in investing activities related to the payment of a refundable reclamation deposit to the state of Nevada on the Cortez and Hercules Properties while in 2005 it related to a bond on the Imperial Property.

Current cash on hand is not sufficient for the Company’s requirements for the next twelve months. We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7.	FINANCIAL STATEMENTS

Index to Consolidated Financial Statements:

1.	Auditors’ Report;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2006, including:

a.	Consolidated Balance Sheets as at January 31, 2006 and 2005;

b.	Consolidated Statements of Operations for the years ended January 31, 2006 and 2005 and for the period from inception on December 21, 2001 to January 31, 2006;

c.	Consolidated Statements of Cash Flows for the years ended January 31, 2006 and 2005 and for the period from inception on December 21, 2001 to January 31, 2006;

d.	Statements of Stockholders’ Equity for the years ended January 31, 2006 and 2005 and for the period from inception on December 21, 2001 to January 31, 2006;

e.	Notes to the Consolidated Financial Statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Goldfields Inc.

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of American Goldfields Inc.(an exploration stage company) as at January 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the two years ended January 31, 2006 and for the cumulative period from inception, December 21, 2001, to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2006 and the results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Vancouver, Canada	“Morgan & Company”

April 12, 2006	Chartered Accountants

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	JANUARY 31
	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$314,996	$847,199
Prepaid expenses	6,629	430

	321,625	847,629

Reclamation deposit (note 4)	27,207	13,256
Web-site development costs, net (note 5)	6,500	12,500

	$355,332	$873,385

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$26,808	$32,041

STOCKHOLDERS’ EQUITY

Share Capital (note 7)
Authorized:
600,000,000 (January 31, 2005 – 100,000,000) common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued:
25,892,878 (January 31, 2005 – 25,817,878) common shares issued and outstanding at January 31, 2006	25,893	25,818

Additional paid-in capital	2,541,321	1,234,496

Deficit accumulated during the exploration stage	(2,238,690)	(418,970)

Total stockholders’ equity	328,524	841,344

	$355,332	$873,385

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			DECEMBER 21,
			2001
	YEAR ENDED JANUARY 31,		(INCEPTION) TO

			JANUARY 31
	2006	2005	2006

Expenses
Mineral claim payments and exploration expenditures	$1,054,268	$246,529	$1,315,321
Office and sundry	384,117	35,941	423,233
Rent	4,138	4,922	11,000
Professional fees	23,900	24,272	112,977
Transfer agent fees	-	3,300	5,565
Amortization	6,000	5,500	11,500
Interest expense	-	1,070	1,070
Directors’ fees	431	-	5,431
Consulting fees	355,200	3,727	360,927

Total Expenses	1,828,054	325,261	2,247,024

Interest income	8,334	-	8,334

Net loss for the period	$(1,819,720)	$(325,261)	$(2,238,690)

Basic and diluted loss per share of common stock	$(0.07)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	25,849,179	29,808,982

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			DECEMBER 21,
			2001
	YEAR ENDED JANUARY 31,		(INCEPTION) TO

			JANUARY 31
	2006	2005	2006

Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(1,819,720)	$(325,261)	$(2,238,690)

Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	1,302,400	43,200	1,345,600
Amortization	6,000	5,500	11,500
Changes in assets and liabilities
Prepaid expenses	(6,199)	(100)	(6,629)
Accounts payable and accrued liabilities	(5,233)	26,012	31,351

	(522,752)	(250,649)	(856,868)

Cash flows from (used in) financing activity
Proceeds from loan	-	60,000	60,000
Repayment of loan principal	-	(60,000)	(60,000)
Proceeds from the exercise of stock options	4,500	90,000	94,500
Proceeds from the issue of common stock	-	1,009,000	1,104,571

	4,500	1,099,000	1,199,071

Cash flows used in investing activity
Reclamation deposit	(13,951)	(13,256)	(27,207)

	(13,951)	(13,256)	(27,207)

Increase (decrease) in cash and cash equivalents	(532,203)	835,095	314,996

Cash and cash equivalents, beginning of period	847,199	12,104	-

Cash and cash equivalents, end of period	$314,996	$847,199	$314,996

SCHEDULE OF NON-CASH ACTIVITIES

Settlement of accounts payable by contribution
from a stockholder	$-	$4,543	$4,543

Web-site development costs related to

non-employee stock-based compensation	$-	$18,000	$18,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 31, 2006

(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL STOCKHOLDERS’ EQUITY

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	ADDITONAL PAID IN CAPITAL WARRANTS

Shares issued for cash on Incorporation at $0.001 per share	36,000,000	$ 36,000	$ 30,000)	$	$ -	$ 6,000
Shares issued for cash at $0.005 per share	17,914,278	7,914	71,657	-	-	89,571
Net loss for the period	-	-	-	-	(10,745)	(10,745)

Balance, January 31, 2002	53,914,278	53,914	41,657	-	(10,745)	84,826

Net loss for the year	-	-	-	-	(54,598)	(54,598)

Balance, January 31, 2003	53,914,278	53,914	41,657	-	(65,343)	30,228

Net loss for the year	-	-	-	-	(28,366)	(28,366)

Balance, January 31, 2004	53,914,278	53,914	41,657	-	(93,709)	1,862

Contributions by shareholders	-	-	4,543	-	-	4,543

Cancellation of common shares	(30,000,000)	(30,000)	30,000	-	-	-

Stock-based compensation	-	-	61,200	-	-	61,200

Exercise of common stock options	1,500,000	1,500	88,500	-	-	90,000

Private placement, common share issuances for cash at $2.50 per unit in November, 2004 (Note 7)	403,600	404	306,332	702,264	-	1,009,000

Net loss for the year	-	-	-	-	(325,261)	(325,261)

Balance, January 31, 2005	25,817,878	25,818	532,232	702,264	(418,970)	841,344

Exercise of common stock options	75,000	75	4,425	-	-	4,500

Stock-based compensation	-	-	1,302,400	-	-	1,302,400

Net loss for the year	-	-	-	-	(1,819,720)	(1,819,720)

Balance, January 31, 2006	25,892,878	$ 25,893	$ 1,839,057	$ 702,264	$ (2,238,690)	$ 328,524

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. On February 24, 2004, the Company and a majority of the Company’s stockholders authorized the changing of the Company’s name to American Goldfields Inc. The name change became effective March 31, 2004.

On February 23, 2004, the Board of Directors authorized a 6-for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split 44,928,565 additional shares were issued, and additional paid-in capital was reduced by $44,928. All references in the accompanying financial statements to the number of common shares and per-share amounts for all periods presented have been restated to reflect the stock split.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial, minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

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

Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties, to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions of future events that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from those reported.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment and Disposal of Long-Lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). The Company adopted the SFAS No. 109, “Accounting for Income Taxes.”. Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

At January 31, 2006, potential common shares of 2,435,800 (January 31, 2005 – 1,410,800) related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

Financial Instruments

The Company's financial assets and liabilities consist of cash and accounts payable and accrued liabilities. Except as otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations (continued)

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to change required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of error made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect of the Company’s results of operations or financial position.

In March 2005, SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS No. 123R

In December 2004, FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro-forma disclosures of fair value were required. SFAS 123R shall be effective for the Company’s fiscal year beginning February 1, 2006. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In December 2004, FASB issued SFAS No. 153, “Exchange of Non-monetary Assets”. This statement addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on the Company’s financial statements, as the Company does not have any exchanges of non-monetary assets.

The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

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

To January 31, 2006, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 payment due in May 2005. In addition the Company has incurred approximately $18,400 in exploration expenditures on the property. The Company will be required to incur an additional $56,600 by May 2006. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTERESTS (Continued)

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

To January 31, 2006, the Company had made the initial option payment of $60,000 upon signing the agreement (see also note 6) as well as the $20,000 payment due in June 2005. In addition the Company has incurred approximately $265,500 in exploration expenditures on the property. Under the terms of the option agreement the Company was required to have spent $75,000 on the property by June 2005. The excess of $190,500 will be applied to the commitments of future periods. In the event the Company does not make future option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Hercules Property

On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Hercules Property. The Hercules Property consists of 40 mineral claims located in Lyon County, Nevada, USA. The agreement requires certain additional minimum annual option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000.

To January 31, 2006, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 payment due in November 2005. In addition the Company has incurred approximately $108,300 in exploration expenditures on the property. The Company was to have incurred $150,000 by November 2005. The Company is currently in discussions with MinQuest to add the deficiency of $41,700 to the commitment of $200,000 required to be incurred on the property by November 2006. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTERESTS (Continued)

Cortez Property

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Crescent Fault Claims, the Bankop Property, and the Bullion Mountain Property (collectively, the ‘Cortez Property’). The Cortez Property consists of an aggregate of approximately 68 mineral claims located in Eureka and Lander Counties, Nevada, U.S.A. The agreement requires certain additional minimum annual property option payments with a total of $445,000 required to be paid by February 15, 2010. The agreement also requires minimum annual exploration expenditures with a grand total of $1,150,000 in expenditures required to be incurred on the property by the February 15, 2010. The property option agreement is subject to a 3% royalty payable to MinQuest and the Company is required to use MinQuest for exploration conducted on the Cortez Properties.

To January 31, 2006, the Company had made the initial option payment of $65,000 due on signing. In addition the Company has incurred approximately $74,200 in exploration expenditures on the property. By January 31, 2006 the Company had not incurred the required property expenditures of $100,000. The Company is currently in discussions with MinQuest to add the deficiency of $25,800 to the commitment of $150,000 required to be incurred on the property by February 28, 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

BOR Claims

By an agreement dated December 28, 2001, as amended, the Company acquired a 75% interest in the BOR Claims located in British Columbia, Canada, in consideration of a cash payment of $2,500. Based on the results of the exploration programs undertaken by the Company, the Company terminated the BOR Agreement on April 20, 2004.

4.	RECLAMATION DEPOSIT

The Company has been granted exploration permits from the state of Nevada for several of its properties. As part of the application process, the Company paid refundable deposits to the state for the estimated reclamation costs associated with the planned respective exploration programs. Upon completion of any required reclamation, the Company will receive a refund of the deposit.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

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

iv)	During the year ended January 31, 2006 75,000 shares were issued, pursuant to exercise of stock options, for total consideration of $4,500.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)
b)	Stock Options

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company has not granted any stock options to employees or directors in either of the years ended January 31, 2006 or 2005.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,100,000 stock options to non-employees during the year ended January 31, 2006 (January 31, 2005 – 1,700,000). The options were valued using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Dividend yield	0%	0%
Volatility	152%	165%
Risk-free interest rate	4.1%	3.0%
Expected life	10 years	1 year

The weighted average fair value of options granted for the year ended January 31, 2006 was $1.18 (January 31, 2005 - $0.036). As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss:

	2006	2005

Mineral property acquisition and exploration expenditures	$ 592,000	$ 32,400
Office and sundry	355,200	7,200
Consulting	355,200	3,600

	$ 1,302,400	$ 43,200

In addition, web site development costs in the amount of $nil (January 31, 2005 - $18,000) have been capitalized pursuant to the granting of non-employee stock options.

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

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)
b)	Stock Options (continued)

Activity under the 2004 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 31, 2004	-	-
Options granted	1,700,000	$ 0.06
Options exercised	(1,500,000)	$ 0.06

Balance, January 31, 2005	200,000	$ 0.06
Options granted	1,100,000	$ 1.20
Options exercised	(75,000)	$ 0.06

Balance, January 31, 2006	1,225,000	$ 1.08

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2006:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.06	125,000	8.17	$ 0.06	200,000	$ 0.06
$ 1.20	1,100,000	9.75	$ 1.20	1,100,000	$ 1.20

	1,225,000	9.59	$ 1.08	1,225,000	$ 1.08

c)	Warrants
Warrants Outstanding

Balance, January 31, 2004	-
Warrants granted	1,210,800

Balance, January 31, 2005 and 2006	1,210,800

The following table lists the common share warrants outstanding at January 31, 2006. Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011

1,210,800

At January 31, 2005, only the $1.50 warrants are exercisable.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors. Mr. Kern is also the President of MinQuest. The Imperial and Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property. All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company. For the year ended January 31, 2006, the Company paid MinQuest a total of $120,000 (January 31, 2005 - $90,000) related to property option payments for the Imperial ($20,000), Hercules ($20,000), Cortez ($65,000) and Gilman ($15,000) Properties. Included in the net loss for the twelve months ended January 31, 2006 is an amount of $20,600 (January 31, 2004 - $15,400) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $77,686 (January 31, 2005 - $52,372) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company’s properties.

9.	INCOME TAXES

Deferred tax assets of the Company are as follows:

	2006	2005

Loss carry-forwards	$297,000	$122,000
Timing differences	(2,000)	(4,000)
Less: Valuation allowance	(295,000)	(118,000)

Deferred tax asset recognized	$-	$-

As at January 31, 2006 the Company has net operating loss carry-forwards of approximately $875,000 (2005 - $358,000), which expire between 2017 and 2026.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2004 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2006	2005

Computed “expected” tax benefit	$619,000	$110,000
Permanent differences	(442,000)	(21,000)
Change in Valuation Allowance	(177,000)	(89,000)

Income tax provision	$-	$-

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s executive officers and directors during the year ended January 31, 2006.

Name	Position	Age	Date of First Election Or Appointment

Donald Neal	Director, Chairman, President, Chief Executive and Operating Officer and Secretary	55	February 5, 2004
Greg Crowe	Director	51	February 5, 2004
Richard Kern	Director	59	May 26, 2004
David Gladwell	Director	49	January 11, 2006

The following is a brief account of the education and business experience of each director and executive officer during the past five years:

Donald Neal is a professional engineer with a background in Projects Engineering Management. In his 30 year career, Mr. Neal has developed extensive industrial expertise in areas relating to power plant and refinery engineering and design. He has been involved in the construction supervision and start-up phases of plants throughout the world, including the United States, Canada, Europe and Asia. His experience in industrial project management encompasses a range of capabilities including field service expertise, performance testing, failure analysis and pulverized coal firing, milling, feeding and fuel conveying systems. Mr. Neal is a graduate of the University of Waterloo (Applied Science), and is a member of the Association of Professional Engineers and Geoscientists of British Columbia. From 2000 to present, Mr. Neal has worked as an independent consultant for Mocait’s Development Corp. which is a privately held corporation. Prior to his present position, Mr. Neal worked as an Engineering Manager for Utility and Recovery Engineering Ltd.

Gregory Crowe is a registered Professional Geologist in the Canadian provinces of Alberta and British Columbia. Mr. Crowe has over 20 years of exploration, business and entrepreneurial experience throughout North America, Latin America, Africa and Southeast Asia. Currently, Mr. Crowe is the President, CEO, and Director of Entrée Gold Inc. which is a public Canadian junior gold mining company. Over the past five years prior to his appointment to his current position, Mr. Crowe provided consulting services to a number of mining companies in several countries. Mr. Crowe also holds a Master of Science (Geo.).

Richard Kern is an exploration geologist with over twenty-five years experience in base and precious metals exploration in the United States, Central and South America, and Australia. Mr. Kern worked for Homestake Mining for over thirteen years, where his positions included Exploration Manager Eastern Australia and District Geologist Western United States. Mr. Kern directly managed major exploration programs in diverse locations, including Malaysia, Ecuador, Mexico and the Western U.S. In Nevada, his team drilled the discovery holes into a 1.6 million ounce gold deposit which has since gone into production, and a 9 million ounce gold-equivalent deposit in Australia, also in production. Mr. Kern has operated as an independent mineral exploration geologist for the last several years, with a focus on the Western United States. He holds a Bachelor of Science in Geology (Montana State) and Master of Science in Geology (Idaho State).

David Gladwell is an experienced geochemist with an extensive background in mineral exploration utilizing advanced technologies. After completing his formal geological education, Dr. Gladwell came to Canada to work as staff geochemist and later airborne operations geochemist for Barringer Magenta and then Barringer Research. During this time Dr. Gladwell conducted research on several significant gold zones including the Kerr Addison deposit in Ontario (later published) and the Cortez deposit/trend in Nevada. As geochemist at Barringer, Dr. Gladwell developed a suite of multivariate statistical software tools to provide interpretation of exploration programs in northern Ontario. In a joint effort between Barringer and British Petroleum, he also assisted with the development of a pressurized airborne Flame Ionization Detector (AIRTRACE) which he used to manage and interpret surveys in the North Sea, the Minches, the Irish Sea, the English Channel, the Mediterranean offshore of Egypt, the Baltic Sea, the Gulf Coast, the Beaufort Sea and large tracts of the Northwest Territories. From 1999 to 2005, Dr. Gladwell worked as a Pastor and is currently an instructor at Georgian College and Applegate School in Ontario, Canada.  Dr. Gladwell earned a Bachelor of Science degree in Chemistry and Geology from the University of Liverpool, and a Ph.D. in Geochemistry from the Royal School of Mines, London University, UK.

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

The table below summarizes all compensation awarded to, earned by, or paid to persons serving as our chief executive officer during the fiscal year ended January 31, 2006 for all services rendered in all capacities to us for the fiscal years ended January 31, 2006, 2005 and, 2004. None of our executive officers received compensation in excess of $100,000 during the fiscal year ended January 31, 2006.

Annual Compensation Table

Annual Compensation	Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Warrants & Options	LTIP Payouts ($)	All Other Compensation
Alfredo Javier De Lucrezia (1)	Director, President, Secretary, and Treasurer	2006	0	0	0	0	0	0	0
		2005	0	0	0	0	0	0	0
		2004	5,000	0	0	0	0	0	0
Donald Neal (1)	Director, President, Secretary, and Treasurer	2006	0	0	0	0	0	0	0
		2005	0	0	0	0	0	0	0
		2004	0	0	0	0	0	0	0

(1) On February 5, 2004, Mr. Lucrezia resigned from his position with the Company. On the same date, Mr. Donald Neal was appointed as a Director and elected as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer.

Stock Option Grants

We did not grant any option, stock appreciation rights, warrants or other type of securities during the fiscal year ended January 31, 2006. On March 12, 2004, the Company granted 1,100,000 stock options and on April 2, 2004 the Company granted 600,000 stock options to consultants of the Company. All of these options vested immediately and were granted at $0.06 per option. On November 4, 2005, the Company granted 1,100,000 stock options to consultants of the Company. All of these options vested immediately and were granted at $1.20 per option.

We have no employment agreements with any of our executive officers or employees.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 24, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 25,892,878 shares of common stock issued and outstanding

Officers, Directors, 5% Shareholder	No. of Shares		Beneficial Ownership %
Donald Neal 6231 Gibbons Drive, Richmond, B.C., Canada, V7C 2C9	3,000,000	(1)	11.6%

601

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

Item 14. Principal Accountant Fees and Services.

Morgan & Company has served as the Company’s Principal Accountant since the Company’s incorporation. Their fees billed to the Company for the fiscal years ending January 31, 2006 and 2005 are set forth below:

	Fiscal year ending January 31, 2006	Fiscal year ending January 31, 2005

Audit Fees	$15,310	$10,000
Audit Related Fees	NIL	NIL
Tax Fees	$3,000	NIL
All Other Fees	$ NIL	$ NIL

As of January 31, 2006, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GOLDFIELDS INC.

By /s/ Donald Neal
Dated: April 24, 2006	Donald Neal
President, Chief Executive and Operating Officer, Secretary and Treasurer