Form 10QSB
period 2006-04-30
AMERICAN GOLDFIELDS INC
filed 2006-06-07
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

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

Common Stock, $0.001 par value, 25,892,878 shares outstanding as of June 6, 2006.

Transitional Small Business Disclosure Format (elect one) [   ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                                TABLE OF CONTENTS

                                                                                                 Page
PART I  - Financial Information                                                                     3
  Item 1. Financial Statements                                                                      3
      Balance Sheets April 30, 2006, and January 31, 2006 (audited)                                 3
      Statements of Loss for the three month periods ended April 30, 2006 and 2005, and for the     4
      period from inception on December 21, 2001 to April 30, 2006.
      Statements of Cash Flows for the three-month periods ended April 30, 2006 and 2005, and for   5
      the period from inception on December 21, 2001 to April 30, 2006.
      Notes to the Financial Statements                                                             6
  Item 2. Management's Discussion and Analysis or Plan of Operation                                 7
  Item 3 Controls and Procedures                                                                    9
PART II - Other Information                                                                         9
  Item 1.  Legal Proceedings                                                                        9
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                               9
  Item 3. Defaults Upon Senior Securities                                                           9
  Item 4. Submission of Matters to a Vote of Security Holders                                       9
  Item 5. Other Information                                                                         9
  Item 6. Exhibits                                                                                  9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
                                                                                   April 30,          January 31,
                                                                                       2006                 2006
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                          $           226,330   $          314,996
     Prepaid expenses                                                                 7,088                6,629
                                                                        -- ------------------ -- ----------------

          Total current assets                                                      233,418              321,625

Reclamation deposits                                                                 27,207               27,207
Web-site development costs, net                                                       5,000                6,500
                                                                        -- ------------------ -- ----------------
Total Assets                                                             $          265,625    $         355,332
==================================================================================================================

Liabilities
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           13,024    $          26,808
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  13,024               26,808
                                                                        -- ------------------ -- ----------------

Stockholders' Equity

SHARE CAPITAL
     Authorized:
          600,000,000 (January 31, 2006 - 600,000,000) common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued:
          25,892,878 (January 31, 2006 - 25,892,878) common
          issued and outstanding at April 30, 2006                                   25,893              25,893
     Additional paid-in capital                                                    2,541,321           2,541,321

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                  (2,314,613)         (2,238,690)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                 252,601             328,524
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $          265,625     $       355,332
==================================================================================================================

The accompanying notes are an integral part of these financial statements.


------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)
                                              For the three-month periods ended April 30                Inception
                                            ---------------------------------------------         December 21, 2001 to

                                                        2006                 2005                     April 30,2006
                                             --  -------------     -- ---------------        -- ----------------------
Expenses
     Mineral claim payments and
       exploration expenditures                       35,389                83,662                       1,350,710
     Office and sundry                                 6,875                11,080                         430,108
     Rent                                              1,104                   929                          12,104
     Professional fees                                 4,857                 4,932                         117,834
     Transfer agent fees                                   -                     -                           5,565
     Amortization                                      1,500                 1,500                          13,000
     Interest expense                                      -                     -                           1,070
     Directors' fees                                   1,303                     -                           6,734
     Consulting fees                                  26,500                     -                         387,427
                                           -----------------------------------------------------------------------
Total expenses                                       (77,528)             (102,103)                     (2,324,552)

Interest income                                        1,605                   821                           9,939
                                           -----------------------------------------------------------------------

Net loss for the period                              (75,923)             (101,282)                     (2,314,613)
                                           =======================================================================
Basic and diluted loss per share
    of common stock                         $         (0.00)        $       (0.00)
==================================================================================================================

Weighted average shares outstanding
- basic and diluted                              25,892,878             25,837,541
==================================================================================================================

The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited)

                                                  For the Three Month Period Ended April 30     Inception December 21,
                                                             2006                   2005        2001 to April 30, 2006
------------------------------------------------ -- ----------------- -- ------------------ -- -----------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                      $        (75,923)   $           (101,282)  $           (2,314,613)
     Adjustments to reconcile net loss to net
       Cash flows used in operating activities:
         Stock-based compensation                                -                       -                1,345,600
         Amortization                                        1,500                   1,500                   13,000
       Changes in assets and liabilities
         Prepaid expenses                                     (459)                (10,000)                  (7,088)
         Accounts payable and accrued liabilities          (13,784)                (15,414)                  17,567
                                                 --  ----------------- -- ------------------ -- ---------------------

      Net cash used in operating activities                (88,666)               (125,196)                (945,534)

Cash flows from (used in)financing activities
      Proceeds from loan                                         -                      -                     60,000
      Repayment of loan principal                                -                      -                    (60,000)
      Proceeds from the issue of common stock                    -                      -                  1,104,571
      Proceeds from the exercise of stock options                -                  1,500                     94,500
                                                 -- ----------------- -- ------------------ -- ---------------------
      Net cash from financing activities                         -                  1,500                  1,199,071

Cash flows used in investing activities
     Reclamation deposit                                         -                      -                   (27,207)
                                                 -- ----------------- -- ------------------  -- ---------------------
                                                                 -                      -                   (27,207)
                                                 -- ----------------- -- ------------------  -- ---------------------
Increase (decrease) in cash                                (88,666)              (123,696)                  226,330

Cash, beginning of period                                  314,996                847,199                         -
                                                 -- ----------------- -- ------------------  -- ---------------------
Cash, end of period                              $         226,330   $            723,503    $              226,330
=====================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable by contribution
         from a shareholder                      $               -   $                  -    $                4,543

      Web-site development costs related to non -
         Employee stock-based compensation       $               -   $                  -    $               18,000

The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (An Exploration Stage Company)

                        Notes to the Financial Statements
                                   (Unaudited)

                             APRIL 30, 2006 AND 2005

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2006 has been omitted. The results of operations for the three month period ended April 30, 2006 is not necessary indicative of results for the entire year ending January 31, 2007.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,314,613 for the period from December 21, 2001 (inception) to April 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2. STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company did not grant any employee stock options and accordingly did not charge operations with any compensation expense in relation to employee stock option grants in either of the three-month periods ended April 30, 2006 or 2005.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company did not grant any non-employee stock options during either of the three-month periods ended April 30, 2006 or 2005.

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

Activity under the 2004 Plan is summarized as follows:


                                                                     Weighted
                                                                      Average
                                               Options               Exercise
                                             Outstanding               Price
                                           -----------------   -----------------
Balance, January 31, 2006                      1,225,000        $         1.08

Options granted                                        -        $            -
Options exercised                                      -        $            -
                                           -----------------    ----------------

Balance, April 30, 2006                        1,225,000        $         1.08
                                           =================   =================



The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at April 30, 2006:



                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.06         125,000             7.92           $   0.06            125,000         $      0.06
           $1.20       1,100,000             9.50           $   1.20           1,100,00         $      1.20
   ----------------- ---------------                                        -----------

                       1,225,000                            $   1.08          1,225,000         $      1.08
                  ===============                                           ===========


3. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc ("MinQuest"). All of the Company's mineral properties have been optioned from Minquest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the quarter ended April 30, 2006, the Company made total property payments of $30,000 (April 30, 2005 - $65,000) to MinQuest related to a property option payment for the Cortez Property. Included in the net loss for three months ended April 30, 2006 is an amount of $Nil (April 30, 2005 - $5,600) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $Nil (April 30, 2005 - $9,565) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2006 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

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

Current cash on hand is insufficient for all of the Company's commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Results of Operations

We did not earn any revenues during the three months ended April 30, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended April 30, 2006, we incurred a net loss of $75,923 compared to a net loss of $101,282 for the comparative period in 2005. Our year to date net loss for 2006 has decreased from 2005 largely due to lower mineral claim payments and exploration expenditures. In 2006, the only significant mineral claim payments and exploration expenditures related to the $30,000 payment made on the Cortez Property. No drilling programs were ongoing in the first quarter of 2006. In 2005, the Company recorded the initial property option payment on the Cortez Property of $65,000 and incurred start-up costs related to the Phase II drilling program that started on the Imperial Property in May 2005. Offsetting the decrease in mineral claim payments and exploration expenditures are higher 2006 costs related to consulting. In 2006 the Company paid an independent market analyst to prepare a review of the Company's operations. No such amount was incurred in 2005.

Liquidity and Capital Resources

We had cash of $226,330 as of April 30, 2006. We anticipate that we will incur the following through the next twelve months:

o $85,000 in connection with mineral claim payments and $375,000 in exploration expenditures of the Company's properties;

o $70,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended April 30, 2006 was $88,666 compared to $125,196 during the three months ended April 30, 2005. The decrease in cash used in the current quarter was largely due to a decrease in the net loss in 2006 ($75,923) compared to 2005 ($101,282). In addition, in the prior quarter, a deposit of $10,000 was paid to the Company's primary exploration contractor.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,314,613 for the period from December 21, 2001 (inception) to April 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2006 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS.

------------- ------------------------ ----------------------
Exhibit No.         Description             Where Found
------------- ------------------------ ----------------------
31.1          Rule                     Attached Hereto
              13a-14(a)/15d14(a)
              Certifications
------------- ------------------------ ----------------------
32.1          Section            1350  Attached Hereto
              Certifications
------------- ------------------------ ----------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Date:   June 6, 2006

AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer