Form 10QSB
period 2006-07-31
AMERICAN GOLDFIELDS INC
filed 2006-09-13
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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
                (State or other jurisdiction     (I.R.S. Employer
             of incorporation or organization)   Identification No.)

            200-4170 Still Creek Drive, Burnaby B.C. V5C 6C6, Canada
               (Address of principal executive offices) (Zip Code)

                                 (604) 299-6600
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,892,878 shares of common stock, $0.001 par value, issued and outstanding as of September 12, 2006.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                                TABLE OF CONTENTS

                                                                        Page
PART I  - Financial Information                                          3
  Item 1. Financial Statements                                           3
  Item 2. Management's Discussion and Analysis or Plan of Operation      7
  Item 3 Controls and Procedures                                         9
PART II - Other Information                                              9
  Item 1.  Legal Proceedings                                             9
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    9
  Item 3. Defaults Upon Senior Securities                                9
  Item 4. Submission of Matters to a Vote of Security Holders            9
  Item 5. Other Information                                              10
  Item 6. Exhibits                                                       10

                          PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
                                                                                      July 31          January 31
                                                                                         2006                2006
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                          $           133,447   $          314,996
     Prepaid expenses                                                                 1,642                6,629
                                                                        -- ------------------ -- ----------------

          Total current assets                                                      135,089              321,625

Reclamation deposits                                                                 30,821               27,207
Web-site development costs, net                                                       3,500                6,500
                                                                        -- ------------------ -- ----------------

Total Assets                                                             $          169,410    $         355,332
===================================================================================================================

Liabilities

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           15,985   $          26,808
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  15,985              26,808
                                                                        -- ------------------ -- ----------------
Stockholders' Equity

SHARE CAPITAL
     Authorized
          600,000,000 (January 31, 2006 - 600,000,000 common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued
          22,892,878 (January 31, 2006 - 25,892,878) common
            Shares issued and outstanding at July 31, 2006                            22,893            25,893
     Additional paid-in capital                                                    2,709,921         2,541,321

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                  (2,579,389)       (2,238,690)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                 153,425           328,524
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $          169,410    $      355,332
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)

                                                 Three-Months Ended    Six-Months Ended
                                                      July 31               July 31                  Inception
                                                -------------------     ----------------         December 21, 2001
                                                   2006        2005        2006       2005        to July 31,2006
                                                -------     -------     -------    -------      --------------------
Expenses
     Mineral claim payments and
       exploration expenditures             $    54,910    $155,237   $  90,299  $ 238,899        $ 1,405,620
     Office and sundry                            9,450       6,433      16,325     17,513            439,558
     Rent                                         1,152       1,178       2,256      2,107             13,256
     Professional fees                            2,149       4,987       7,006      9,919            119,983
     Transfer agent fees                             35           -          35          -              5,600
     Amortization                                 1,500       1,500       3,000      3,000             14,500
     Directors' fees                              1,354           -       2,657          -              8,088
     Interest                                         -           -           -          -              1,070
     Consulting fees                            195,600           -     222,100          -            583,027
                                            ----------------------------------------------------------------------
Total expenses                              $   266,150   $ 169,335  $  343,678 $  271,438        $ 2,590,702

Interest income                                   1,374       1,782       2,979      2,603             11,313
                                            ----------------------------------------------------------------------
Net loss for the period                     $  (264,776)  $(167,553)  $(340,699) $(268,835)       $(2,579,389)
===================================================================================================================

Basic and diluted loss per share
    of common stock                         $     (0.01)   $  (0.01)  $   (0.01) $  (0.01)
===================================================================================================================


Weighted average shares outstanding
- basic and diluted                          25,338,530  25,842,878   25,611,110 25,837,541
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
                                                   Three-Months Ended          Six-Months Ended
                                                          July 31                   July 31             Inception
                                                    ------------------         ----------------      December 21, 2001
                                                        2006      2005           2006      2005      to July 31, 2006
------------------------------------------------    --------   -------        -------   -------     ------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                     $ (264,776) $(167,553)      $(340,699) $(268,835)       $(2,579,389)
Adjustments to reconcile net loss to net
     Cash flows used in operating activities:
         Stock-based compensation                   195,600          -         195,600          -          1,541,200
         Amortization                                 1,500      1,500           3,000      3,000             14,500
       Changes in assets and liabilities
         Prepaid expenses                             5,446      5,000           4,987     (5,000)            (1,642)
         Accounts payable and accrued liabilities     2,961      9,747         (10,823)    (5,667)            20,528
                                                   -------------------       ---------------------   -----------------

      Net cash used in operating activities         (59,269)  (151,306)       (147,935)  (276,502)         (1,004,803)

Cash flows from (used in)financing activities
      Proceeds from loan                                   -         -               -          -             60,000
      Repayment of loan principal                          -         -               -          -            (60,000)
      Redemption of common shares                    (30,000)        -         (30,000)         -            (30,000)
      Proceeds from the issue of common stock              -         -               -          -          1,104,571
      Proceeds from the exercise of stock options          -         -               -      1,500             94,500
                                                   -------------------       --------------------    -----------------
      Net cash from financing activities             (30,000)        -         (30,000)     1,500          1,169,071

Cash flows used in investing activities
      Reclamation deposits                            (3,614)  (11,490)         (3,614)   (11,490)          (30,821)
                                                   -------------------       --------------------    -----------------
      Net cash used in investing activities           (3,614)  (11,490)         (3,614)   (11,490)          (30,821)
                                                   -------------------        -------------------    -----------------

Increase (decrease) in cash                          (92,883) (162,796)       (181,549)  (286,492)          133,447

Cash, beginning of period                            226,330   723,503         314,996    847,199                 -
                                                   -------------------       --------------------    -----------------
Cash, end of period                              $   133,447 $ 560,707       $ 133,447  $ 560,707        $  133,447
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable  by contribution
         from a shareholder                      $        -  $      -        $       -  $       -         $   4,543
      Web-site development costs related to non-
         Employee stock-based compensation       $        -  $      -        $       -  $       -         $  18,000

The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)

                             JULY 31, 2006 AND 2005

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2006 has been omitted. The results of operations for the three and six month periods ended July 31, 2006 are not necessary indicative of results for the entire year ending January 31, 2007.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,579,389 for the period from December 21, 2001 (inception) to July 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. ISSUED SHARES

On July 14, 2006 Mr. Greg Crowe resigned as a Director of the Company. In connection with his resignation, the Company and Mr. Crowe entered into a Redemption Agreement, dated July 14, 2006, pursuant to which Mr. Crowe agreed to sell the 3,000,000 common shares of the Company owned by Mr. Crowe to the Company at a price of $0.01 per share. The Company paid Mr. Crowe $30,000 and returned the shares to treasury for cancellation.

3. STOCK OPTIONS

In March 2004,  the Board of Directors  adopted the American  Goldfields  Inc.'s
2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. Because additional stock options are expected to be granted in future periods, the following stock-based compensation expenses are not representative of the effects on reported financial results for future periods.

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company did not grant any employee stock options and accordingly did not charge operations with any compensation expense in relation to employee stock option grants in either of the three or six-month periods ended July 31, 2006 or 2005.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period.

During the quarter ended July 31, 2006, the Company granted 200,000 options under the 2004 plan to its President. These options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 139%, (3) risk free interest rate of 4.43% and, (4) expected life of 10 years. A consulting expense of $195,600 has been recorded by the Company in relation to these options for the quarter and six-months ended July 31, 2006. The Company did not grant any non-employee stock options during either of the three or six-month periods ended July 31, 2005.

Activity under the 2004 Plan is summarized as follows:


                                                             Weighted
                                                              Average
                                       Options               Exercise
                                     Outstanding               Price
                                   -----------------   -----------------
Balance, January 31, 2006              1,225,000        $         1.08

Options granted                          200,000        $         1.00
Options cancelled                       (100,000)       $         1.20
Options exercised                              -        $            -
                                   -----------------    -----------------

Balance, July 31, 2006                 1,325,000        $         1.06
                                   =================   =================



The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at July 31, 2006:


                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------
           $0.06         125,000             7.67           $   0.06            125,000         $      0.06
           $1.00         200,000             9.92           $   1.00            200,000         $      1.00
           $1.20       1,000,000             9.25           $   1.20          1,000,000         $      1.20
   ----------------- ---------------                                        -----------

                       1,325,000             9.20           $   1.06          1,325,000         $      1.06
                  ===============                                           ===========


4. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc ("MinQuest"). All of the Company's mineral properties have been optioned from MinQuest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the six months ended July 31, 2006, the Company made total property payments of $65,000 (July 31, 2005 - $100,000) to MinQuest related to the property option payments for the Cortez ($30,000), the Gilman ($15,000) and the Imperial ($20,000) properties. Included in the net loss for six months ended July 31, 2006 is an amount of $6,000 (July 31, 2005 - $12,000) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $744 (July 31, 2005 - $38,032) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2006 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

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

Results of Operations

We did not earn any revenues during the three or six months ended July 31, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended July 31, 2006, we incurred a net loss of $340,699 compared to a net loss of $268,835 for the comparative period in 2005. Our year to date net loss for 2006 has increased over 2005 largely due to $195,600 of stock-based compensation being recognized in 2006. No stock-based compensation was recognized for the six-months ended July 31, 2005. Offsetting the effect of the stock-based compensation was a decrease in mineral claim payments and exploration expenditures in 2006 compared to 2005. For the six months ended July 31, 2006, the Company made total property payments of $65,000 to MinQuest related to the property option payments for the Cortez ($30,000), the Gilman ($15,000) and the Imperial ($20,000) properties. In 2005, the Company recorded $100,000 of property option payments relating to the initial option payment on the Cortez Property ($65,000) and option payments on the Imperial ($20,000) and Gilman ($15,000) properties. Exploration expenses also decreased in 2006 as no exploration programs were ongoing during the first six months of 2006 while in 2005 the Company incurred costs related to the drilling program that started on the Imperial Property in May 2005.

During the three months ended July 31, 2006, we incurred a net loss of $264,776 compared to a net loss of $167,553 for the comparative period in 2005. Our loss for the current quarter for 2006 has increased over 2005 largely due to $195,600 of stock-based compensation being recognized in 2006 while none was recognized in 2005. Partially offsetting the effect of the stock-based compensation were lower exploration expenses in the second quarter of 2006 compared to the respective period in 2005. In 2005, the drilling program at Imperial was ongoing while no such programs occurred in 2006.

Liquidity and Capital Resources

We had cash of $133,447 as of July 31, 2006. We anticipate that we will incur the following through to the end of July 2007:

o $55,000 in connection with mineral claim payments and $430,000 in exploration expenditures of the Company's properties;

o $71,800 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended July 31, 2006 was $147,935 compared to $276,502 during the six months ended July 31, 2005. The decrease in cash used in operating activities was largely the result of an increased net loss in 2006 being offset by $195,600 in stock-based compensation recognized in 2006. Also, in 2006 the Company reduced prepaid expenses by $4,987 while in 2005 the outflow from prepaid expenses was $5,000 resulting in a net change of $9,987.

Cash used in financing in 2006 related to the purchase and redemption of 3,000,000 common shares purchased by the Company from Greg Crowe upon his resignation from the Company's Board of Directors. The only financing activity undertaken in the six months ended July 31, 2005 related to $1,500 received from the exercise of stock options.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,579,389 for the period from December 21, 2001 (inception) to July 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 6. EXHIBITS.

Exhibit No.   Description                         Where Found
31.1          Rule        13a-14(a)/15d14(a)      Attached Hereto
              Certifications
32.1          Section 1350 Certifications         Attached Hereto

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Date:   September 12, 2006

                            AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer