Form 10QSB
period 2006-10-31
AMERICAN GOLDFIELDS INC
filed 2006-12-07
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,092,878 shares of common stock, $0.001 par value, issued and outstanding as of December 7, 2006.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                                TABLE OF CONTENTS


                                                                          Page
PART I  - Financial Information                                                3
  Item 1. Financial Statements                                                 3
  Item 2. Management's Discussion and Analysis or Plan of Operation            8
  Item 3 Controls and Procedures                                               9
PART II - Other Information                                                   10
  Item 1.  Legal Proceedings                                                  10
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         10
  Item 3. Defaults Upon Senior Securities                                     10
  Item 4. Submission of Matters to a Vote of Security Holders                 10
  Item 5. Other Information                                                   10
  Item 6. Exhibits                                                            10

                          PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
                                                                              October 31          January 31
                                                                                  2006                2006
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                          $           292,955   $          314,996
     Prepaid expenses                                                                 2,323                6,629
                                                                        -- ------------------ -- ----------------

          Total current assets                                                      295,278              321,625

Reclamation deposits                                                                 33,740               27,207
Web-site development costs, net                                                       2,000                6,500
                                                                        -- ------------------ -- ----------------

Total Assets                                                             $          331,018    $         355,332
===================================================================================================================

Liabilities

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           16,636   $          26,808
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  16,636              26,808
                                                                        -- ------------------ -- ----------------
Stockholders' Equity

SHARE CAPITAL
     Authorized
          600,000,000 (January 31, 2006 - 600,000,000 common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued
          23,092,878 (January 31, 2006 - 25,892,878) common
            Shares issued and outstanding at October 31, 2006                         23,093             25,893
     Additional paid-in capital                                                    2,949,721          2,541,321

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                  (2,658,432)        (2,238,690)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                 314,382            328,524
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $          331,018    $       355,332
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)
                                                 Three-Months Ended      Nine-Months Ended
                                                     October 31             October 31               Inception
                                            --------------------------- ---------------------     December 21, 2001
                                                   2006        2005        2006       2005       to October 31,2006
                                            ----------------------------------------------------------------------
Expenses
     Mineral claim payments and
       exploration expenditures             $    62,674    $183,196   $ 152,973  $ 422,095        $ 1,468,294
     Office and sundry                            9,680       4,764      26,005     22,277            449,238
     Rent                                           741         979       2,997      3,086             13,997
     Professional fees                            2,953           -       9,959      9,919            122,936
     Transfer agent fees                            375           -         410          -              5,975
     Amortization                                 1,500       1,500       4,500      4,500             16,000
     Directors' fees                              1,120           -       3,777          -              9,208
     Interest                                         -           -           -          -              1,070
     Consulting fees                                  -           -     222,100          -            583,027
                                            ----------------------------------------------------------------------
Total expenses                             $     79,043  $  190,439   $ 422,721  $ 461,877        $ 2,669,745

Interest income                                       -       3,183       2,979      5,786             11,313
                                            ----------------------------------------------------------------------
Net loss for the period                    $    (79,043) $ (187,256)  $(419,742) $(456,091)       $(2,658,432)
===================================================================================================================

Basic and diluted loss per share
    of common stock                         $     (0.00)   $  (0.01)  $   (0.02) $  (0.02)
===================================================================================================================


Weighted average shares outstanding
- basic and diluted                          23,010,269  25,842,878   24,734,636 25,836,468
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
                                                    Three-Months Ended        Nine-Months Ended
                                                         October 31                October 31            Inception
                                                 ----------------------      --------------------     December 21, 2001
                                                        2006      2005           2006      2005     to October 31, 2006
------------------------------------------------ ----------------------      --------------------    -----------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                     $   (79,043)$(187,256)      $(419,742) $(456,091)       $(2,658,432)
     Adjustments to reconcile net loss to net
       Cash flows used in operating activities:
         Stock-based compensation                         -          -         195,600          -          1,541,200
         Amortization                                  1,500     1,500           4,500      4,500             16,000
       Changes in assets and liabilities
         Prepaid expenses                               (681)     (337)          4,306     (5,337)            (2,323)
         Accounts payable and accrued liabilities        651    72,193         (10,172)    66,526             21,179
                                                   --------------------      --------------------    -----------------

      Net cash used in operating activities         (77,573)  (113,900)        (225,508) (390,402)        (1,082,376)
                                                   --------------------      --------------------    -----------------
Cash flows from (used in)financing activities
      Proceeds from loan                                   -        -                -          -             60,000
      Repayment of loan principal                          -        -                -          -            (60,000)
      Redemption of common shares                          -        -          (30,000)         -            (30,000)
      Proceeds from the issue of common stock              -        -                -          -          1,104,571
      Proceeds from the exercise of stock options    240,000        -          240,000      1,500            334,500
                                                   ------------------        --------------------    -----------------
      Net cash from financing activities             240,000        -          210,000      1,500          1,409,071
                                                   ------------------        --------------------    -----------------
Cash flows used in investing activities
      Reclamation deposit                             (2,919)       -           (6,533)   (11,490)          (33,740)
                                                   ------------------        --------------------    -----------------
      Net cash used in investing activities           (2,919)       -           (6,533)   (11,490)          (33,740)
                                                   ------------------         -------------------    -----------------

Increase (decrease) in cash                          159,508 (113,900)         (22,041)  (400,392)           292,955

Cash, beginning of period                            133,447  560,707          314,996    847,199                  -
                                                   ------------------        --------------------    -----------------
Cash, end of period                              $   292,955 $446,807        $ 292,955  $ 446,807         $  292,955
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable  by contribution
         from a shareholder                      $        -  $      -        $       -  $       -         $    4,543
      Web-site development costs related to non-
         Employee stock-based compensation       $        -  $      -        $       -  $       -         $   18,000

The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)

                            OCTOBER 31, 2006 AND 2005

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2006 has been omitted. The results of operations for the three and nine month periods ended October 31, 2006 are not necessary indicative of results for the entire year ending January 31, 2007.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,658,432 for the period from December 21, 2001 (inception) to October 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

3. STOCK OPTIONS

Effective February 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to February 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the three or nine months ended October 31, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the three or nine months ended October 31, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on February 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

During the nine months ended October 31, 2006, the Company granted 200,000 options under the 2004 plan to its President. These options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 139%, (3) risk free interest rate of 4.43% and, (4) expected life of 10 years. A consulting expense of $195,600 has been recorded by the Company in relation to these options for the nine-months ended October 31, 2006. The Company did not grant any non-employee stock options during either of the three or nine-month periods ended October 31, 2005.

Activity under the 2004 Plan is summarized as follows:


                                    Weighted
                                                                      Average
                                               Options               Exercise
                                             Outstanding               Price
                                           -----------------   -----------------
Balance, January 31, 2006                      1,225,000        $         1.08

Options granted                                  200,000        $         1.00
Options cancelled                               (100,000)       $         1.20
Options exercised                               (200,000)       $         1.20
                                           -----------------   -----------------

Balance, October 31, 2006                      1,125,000         $        1.04
                                           =================   =================



The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at October 31, 2006:

                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------
           $0.06         125,000             7.42           $   0.06            125,000         $      0.06
           $1.00         200,000             9.67           $   1.00            200,000         $      1.00
           $1.20         800,000             9.00           $   1.20            800,000         $      1.20
   ----------------- ---------------                                        -----------

                       1,125,000             8.94           $   1.04          1,125,000         $      1.04
                  ===============                                           ===========


4. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc ("MinQuest"). All of the Company's mineral properties have been optioned from MinQuest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the nine months ended October 31, 2006, the Company made total property payments of $65,000 (October 31, 2005 - $100,000) to MinQuest related to the Cortez ($30,000), the Imperial ($20,000) and Gilman ($15,000) properties. Included in the net loss for nine months ended October 31, 2006 is an amount of $9,000 (October 31, 2005 - $18,000) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $23,161 (October 31, 2005 - $75,039) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.

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

Results of Operations

We did not earn any revenues during the three or nine months ended October 31, 2006 or 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended October 31, 2006, we incurred a net loss of $419,742 compared to a net loss of $456,091 for the comparative period in 2005. Our year to date net loss for 2006 has decreased over 2005 largely due to mineral claim payments and exploration expenditures. In 2006 the Company incurred annual property option payments of $65,000 relating to the Cortez ($30,000), Imperial ($20,000) and the Gilman ($15,000) properties. In 2005, the Company recorded $100,000 of property option payments relating to the initial option payment on the Cortez Properties ($65,000) and annual option payments on the Imperial ($20,000) and Gilman ($15,000) properties. In 2006 the exploration program on the Cortez Property was well underway while the drill program on the Hercules had not yet started. In 2005 the Company incurred costs related to the entire second phase of the drilling program on the Imperial Property. In addition, auger drilling programs commenced on both the Hercules and Cortez Properties during the quarter ended October 31, 2005. Partially offsetting the higher mineral claim payments and exploration expenditures in 2005 are 2006 costs related to stock-based compensation of $195,600 for options granted to our President. No stock-based compensation was recognized in 2005.

During the three months ended October 31, 2006, we incurred a net loss of $79,043 compared to a net loss of $187,256 for the comparative period in 2005. Our loss in the current quarter has decreased over the corresponding period in 2005 largely due to exploration expenditures. In the third quarter the Company's current exploration activity on the Hercules and Cortez Properties in 2006 was less than its total mineral property acquisition and exploration expenditures in 2005 relating to the Imperial, Cortez, and Hercules Properties. General and administrative expenses were largely similar between 2006 and 2005.

Liquidity and Capital Resources

We had cash of $292,955 as of October 31, 2006. We anticipate that we will incur the following through the next twelve months:

o $55,000 in connection with property option payments and $374,000 in exploration expenditures of the Company's properties;

o $100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended October 31, 2006 was $225,508 compared to $390,402 during the corresponding period ended October 31, 2005. Cash used in operations in the current nine-month period was lower than in the prior period due to a decrease in the net loss in 2006 ($419,742) compared to 2005 ($456,091). In addition, in 2006 a non-cash item related to stock-based compensation of $195,600 was recognized while no such item occurred in 2005. Partially offsetting these two factors was the increase in accounts payable and accrued liabilities of $66,526 in 2005 while a reduction of $10,172 occurred in 2006.

Cash inflows from financing consisted of stock option exercises of $240,000 in 2006 compared to $1,500 in 2005. Cash used in financing of $30,000 in 2006 related to the purchase and redemption of 3,000,000 common shares purchased by the Company from Greg Crowe upon his resignation from the Company's Board of Directors. Cash outflows from investing for both nine-month periods ended October 31 related to reclamation deposits paid to the Bureau of Land Management in Nevada.

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

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,658,432 for the period from December 21, 2001 (inception) to October 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


Date:   December 7, 2006

                            AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer