Form 10KSB
period 2007-01-31
AMERICAN GOLDFIELDS INC
filed 2007-05-01
CIK 1167886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-49996

AMERICAN GOLDFIELDS INC.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0867612 (I.R.S. Employer Identification Number)

200-4170 Still Creek Drive Burnaby, B.C., Canada (Address of principal executive offices)	V5C 6C6 (Zip Code)

Registrant’s telephone number, including area code:	(604) 299-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[	] Yes	☒ No

Revenues for fiscal year ended January 31, 2007 were 0.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 27, 2007 (a date within the past 60 days) was $23,539,738.

The number of shares of the issuer’s Common Stock outstanding as of April 27, 2007 is 20,292,878.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one): Yes [	]	No [X ]

2

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

Corporate History

From the date of its incorporation until February 5, 2004, the Company was controlled by Mr. Alfredo De Lucrezia, who was its sole officer and director and had legal and beneficial ownership of 6,000,000 (pre-forward split) shares of the Company’s common stock, or 66.8% of the issued and outstanding share capital of the Company. On February 5, 2004 Mr. Lucrezia appointed Donald Neal and Gregory Crowe to the Board and resigned as the Company’s sole officer. Mr. Neal was duly appointed as the Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Neal’s appointment to the Board became effective on February 5, 2004, and Mr. Crowe became a member of the Board on February 23, 2004, ten days after the mailing of the Information Statement regarding such changes. On such date, Mr. Lucrezia resigned as a director of the Company.

On February 10, 2004, Mr. Lucrezia sold 3,000,000 shares of Common Stock to each of Donald Neal and Gregory Crowe pursuant to a Purchase and Sale Agreement dated as of such date. The purchase price for each share of common stock was $0.035, amounting in the aggregate to $105,000 for each of Messrs. Crowe and Neal. Mr. Lucrezia no longer holds any shares of capital stock or other equity in the Company.

On February 10, 2004, Messrs. Neal and Crowe entered into a Shareholders’ Agreement dated as of such date. The agreement provided that for so long as the person holds any of the 3,000,000 shares which he received from Alfredo De Lucrezia, the directors shall vote such shares to maintain two persons on our board, or such number as the shareholders agree. Upon any vote to appoint representatives to the Board, each shareholder agreed that he shall vote his shares for the other shareholder. If one of the shareholders is no longer a shareholder, or if the Board or our shareholders decided to remove one of the Board members, or the shareholder no longer holds any of the 3,000,000 shares which he received from Mr. Lucrezia, then the other shareholder agreed to vote his shares to either maintain the number of Board members as one or to nominate a second Board member. The agreement also provided that for all other matters in which shares are voted, the two shareholders shall vote their 3,000,000 shares together as determined by the unanimous decision of the shareholders. Each of the shareholders also agreed that he would not, directly or indirectly, sell, pledge, gift or in any other way dispose of any of the 3,000,000 shares which he received from Mr. Lucrezia. This transfer restriction shall apply to such shares in all situations during all times that such individual holds any of the 3,000,000 shares.

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

On January 11, 2006 the Company's Board of Directors elected Dr. David Gladwell as a member of the Board of Directors of the Company.

On July 12, 2006, the Company granted stock options to Mr. Neal. Pursuant to such agreement, Mr. Neal was granted 200,000 options, with each option entitling him to purchase one share of common stock at a price of $1.00 until July 12, 2016.

On July 12, 2006 the Company and Mr. Neal entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by Mr. Neal for a purchase price of $0.01 per share. The payment of the $30,000 purchase price was made on April 30, 2007.

On July 14, 2006 Mr. Crowe resigned as a Director of the Company. In connection with his resignation, the Company and Mr. Crowe entered into a Redemption Agreement, dated July 14, 2006, pursuant to which Mr. Crowe agreed to sell the 3,000,000 common shares of the Company owned by Mr. Crowe to the Company at a price of $0.01 per share. The Company paid Mr. Crowe $30,000 and returned the shares to treasury for cancellation.

On September 15, 2006, the Company's Board of Directors elected Mr. Jared Beebe as a member of the Board of Directors of the Company.

Since May 2004, the Company has focused its exploration activity in the State of Nevada and the Company’s subsidiary, Baymont Explorations Inc. has been inactive. As a result, during the year ended January 31, 2007, Baymont Exploration Inc. was dissolved for failure to file Annual Reports with the Registrar of Companies in British Columbia. Baymont Explorations Inc. had no assets and its sole liability was to its Parent Company.

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

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States. The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

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

There are no costs to us at the present time in connection with compliance with environmental laws other than the reclamation bonding requirements of the Bureau of Land Management. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have no employees as of the date of this report other than Mr. Donald Neal, our sole officer. Our sole officer and four directors (one of which is Mr. Neal) provide planning and organizational services for us on a part-time basis.

Any other services required will be conducted largely through consultants and other third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We previously incorporated a wholly-owned British Columbia subsidiary, Baymont Explorations Inc. Since May 2004, the Company has focused its exploration activity in the State of Nevada and the Company’s subsidiary, Baymont Explorations Inc. has been inactive. As a result, during the year ended January 31, 2007, Baymont Exploration Inc. was dissolved for failure to file Annual Reports with the Registrar of Companies in British Columbia. Baymont Explorations Inc. had no assets and its sole liability was to its Parent Company.

Patents and Trademarks

We do not own any patents or trademarks.

Factors that May Affect Future Results

1. We will require additional funds to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We will need to raise additional funds through public or private debt or equity sales in order to fund our operations and fulfill our contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. If we do not complete the required option payments and capital expenditure requirements mandated in our respective agreements with MinQuest, we will lose our interest in that respective property and our business may fail.

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

3. Because all of our mineral properties have been optioned from MinQuest and one of the Directors of the Company is also a Director of MinQuest, potential conflicts of interest could impact our business.

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

4. Because our Directors serve as Officers and Directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

All of our Directors and Officers work for other mining and mineral exploration companies. Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officers and Directors’ full-time employment with other entities limits the amount of time they can dedicate to us as a director or officer. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we contract several geologists in order to ensure that we are not overly reliant on any one of our Directors to provide us with geological services. However, we cannot be certain that a conflict of interest will not arise in the future. To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

5. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

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

6. Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Mr. Neal, our sole executive officer, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

7. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2001 and to date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

8. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

9. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

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

10. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no mineral deposits will be found and this business will fail

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

11. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

12. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

13. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Neal, our sole officer, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Neal will not be spending a significant amount of time working for the Company. Mr. Neal expects to expend approximately five hours per week on our business. Later, if the demands of our business require the full business time of Mr. Neal, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Neal to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Neal’s other interests increase. Competing demands on Mr. Neal’s time may lead to a divergence between his interests and the interests of other shareholders.

Risks Related To Legal Uncertainty and Regulations

14. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States and Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out exploration program.

ITEM 2.	DESCRIPTION OF PROPERTIES

We currently maintain our corporate office at 200-4170 Still Creek Drive, Burnaby, B.C., Canada, at a cost of $400 per month. This rental is on a month-to-month basis without a written contract.

We have interests in the following real properties:

GILMAN PROPERTY

Map of Gilman Property located in western Nevada.

On May 7, 2004, the Company completed the formal agreement with MinQuest for an option to acquire a 100% interest in a property known as the “Gilman Property.” The agreement requires minimum annual property option payments with a total of $85,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased. The Company is not required to use MinQuest for exploration undertaken on the Gilman Property. However, at its discretion, the Company has engaged MinQuest as the principal contractor for exploration performed to date.

On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007. The result is that the Company is now required to spend approximately $153,000 by May 15, 2007. All other terms and commitments of the original agreement remain unchanged.

To January 31, 2007, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2006 and 2005. In addition the Company has incurred approximately $22,000 in exploration expenditures on the property. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Geological Exploration Program

Evaluation of the Gilman claims to date has consisted of the preparation of a topographic base map, and surface and underground geochemical sampling. In addition, as part of the permitting process the Company undertook an archeological review of the property. The Company has not yet applied for the final drilling permit. Significant gold and silver values obtained in surface and underground sampling have been found associated with the range front quartz vein. Future exploration will include drilling of the range front fault. The Company does not currently have any plans to undertake any significant exploration on the Gilman Property for the remainder of calendar 2007.

IMPERIAL PROPERTY

Map of Imperial Property located in western Nevada.

On June 30, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in a property known as the “Imperial Property.” The Company made the first scheduled option payment of $60,000 upon signing the agreement. The agreement requires certain additional minimum annual property option payments with a total of $80,000 required to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest. The Company is required to use MinQuest for exploration conducted on the Imperial Property.

To January 31, 2007, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 option payments due in July 2006 and 2005. In addition the Company has incurred approximately $273,700 in exploration expenditures on the property which satisfies the Company’s expenditure requirements to July 1, 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Description and Location of the Imperial Property

The Imperial Property is located in Esmeralda County, Nevada, approximately 60 kilometres southwest of Tonopah and 300 kilometers northwest of Las Vegas in the Railroad Springs Mining District. The property consists of 24 mineral claims elongated in an east-west direction, covering approximately 450 acres located in Railroad Pass between the Montezuma Range to the northeast and the Silver Peak Range to the southwest. The property covers portions of two adjacent US Geological Survey 7 ½’ quadrangle map sheets: Lida Wash, Nevada and Montezuma Peak, SW Nevada. The center of the property is situated at approximately 117o 31’ 43” West longitude and 37o 33’ North latitude.

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

MinQuest is the registered owner of 14 of the claims that make up the Imperial Property. Ten of the claims (Lida 1 to Lida 10) are registered to Richard Kern, Michael Forth, and James Motter. Under the terms of a Letter Agreement, the Lida claims have been leased to MinQuest for a period of 20 years. The lease allows MinQuest to transfer title to third parties providing all conditions of the original agreement are met. To maintain the claims in good standing, maintenance fees totaling $135 per claim are payable to the BLM on or before September 1 of each year. Recording fees of approximately $15 per claim are required by Lander County each year.

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

The Company is currently reviewing its plans for the Imperial Property but does not intend to incur any significant exploration expenses on the Imperial Property in 2007.

HERCULES PROPERTY

Map of Hercules Property located in western Nevada.

On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in a property known as the “Hercules Property.” Concurrent with the signing of the agreement, the Company made the first property option payment of $20,000. The agreement requires certain additional minimum annual property option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $300,000 was to be spent by September 1, 2006.

To January 31, 2007, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2006 and 2005. In addition the Company has incurred approximately $316,700 in exploration expenditures on the property. The Company’s drill program that was completed in February 2007 resulted in the Company satisfying the expenditure requirements to January 31, 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Description and Location of the Hercules Property

The Hercules Property is located in Lyon County, Nevada, approximately 40 kilometers southwest of Reno. Access is via 11 kilometers of paved and dirt road from Dayton. The property consists of 40 unpatented claims. Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. MinQuest holds a 100% interest in these claims via unpatented mining claims.

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

The southern of the three Loaves targets contains 3 holes and surface panel sampling. Soil sampling suggests a minimum of 1700 feet (515 m) of strike length that remains untested.

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

During 2006 the Company conducted a drill program that was completed in February 2007. In addition to the drilling, soil sampling was conducted in an area of potential interest along strike of known mineralization on the north end of the property. The Company is currently waiting for the final assay and report results before determining its exploration plans for 2007.

CORTEZ PROPERTY

Map of the Cortez Properties located in western Nevada.

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in properties known as the “Crescent Fault Property,” the “Bankop Property,” and the “Bullion Mountain Property” (collectively, the “Cortez Property”). Concurrent with the signing of the agreement, the Company made the first property option payment of $65,000. The agreement requires certain additional minimum annual property option payments totaling $445,000 and minimum annual exploration expenditures totaling $1,150,000 to be paid or incurred by February 15, 2010. The agreement is subject to a 3% royalty payable to MinQuest. In addition, the Company is required to use MinQuest for exploration activities undertaken on the properties. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006.

To January 31, 2007, the Company had made the initial option payment of $65,000 due on signing as well as the $30,000 option payment due in February 2006. In addition the Company has incurred approximately $162,700 in exploration expenditures on the property. The Company’s drill program that was completed in February 2007 resulted in the Company satisfying the expenditure requirements to January 31, 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

CRESCENT FAULT PROPERTY

Description and Location of the Crescent Fault Property

The Crescent Fault Property is located in Eureka County, Nevada and consists of 33 unpatented claims. Access to the property is via paved highway and graded gravel road. Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (‘DPE’) and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Crescent Fault Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

Exploration History of the Crescent Fault Property

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

Geology of the Crescent Fault Property Mineral Claims

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

The Crescent Fault Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three properties making up the Cortez Property. Based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company elected to conduct a drill exploration program on the Bankop Property in 2006 in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement. As a result, the Company did not undertake an exploration program on the Crescent Fault claims in 2006. The determination for expenditure allocation in 2007 will be dependent upon the review and analysis of the results of the 2006 drill program undertaken on the Bankop Property. Once that process is complete, the Company will determine its course of action for 2007.

BANKOP PROPERTY

Description and Location of the Bankop Property

The Bankop Property is located in eastern Lander County, Nevada, approximately 40 kilometers (25 miles) southeast of Battle Mountain and six kilometers (4 miles) northwest of the Pipeline Mine. The property consists of 21 unpatented mining claims. Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (‘DPE’) and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Bankop Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

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

Geological Exploration Program

The work program undertaken by the Company in 2005 included an auger program that grid sampled the entire claim block with 30 by 300 meter centers. This program was successful in further defining the trend and extent of gold mineralization and identifying four other gold anomalies elsewhere on the property. The reconnaissance auger sampling program was designed to further extend the known gold anomaly and potentially identify a widening of the gold zone. Areas of blossoming gold anomalies may suggest structural intersections that should be drill tested. The auger holes were positioned 30 meters apart along each line and lines were separated about 200 meters apart. The holes penetrated the loess cover in almost every instance and collected soil and/or rock form the bottom of the hole. Depths of penetration ranged from less than 0.3 meters to over 7 meters.

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

During 2006 the Company conducted a drill program that was completed in January 2007. A total of seven holes covering 2,440 feet of the initially planned 3,000 feet of drilling were completed on the Property. The drilling was terminated early because of extreme winter weather causing equipment failure. The 2006 drill program on the Bankop Property was designed to test the expression of surface gold values discovered in the previous work programs at relatively shallow depths. The surface expression of the gold values indicates at least three separate targets variously named the South, Central and East Targets. The South and Central targets were drill-tested to determine the strike and extent of faulting that presumably controlled the gold deposition at surface. The Company is currently awaiting the final report on the results from the 2006 drill program.

The Bankop Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three projects making up the Cortez Property. Based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company elected to conduct a drill exploration program on the Bankop Property in 2006 in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement. The determination for expenditure allocation in 2007 will be dependent upon the review and analysis of the results of the 2006 drill program undertaken on the Bankop Property. Once that process is complete, the Company will determine its course of action for 2007.

BULLION MOUNTAIN PROPERTY

Description and Location of the Bullion Mountain Property

The Bullion Mountain Property is located in Lander County, Nevada within T29N, R46E and consists of 21 mining claims. A portion of the claims is made up of the Bully and Chief groups of claims. Access is via gravel road south from Battle Mountain Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific

Exploration (‘DPE’) and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Bullion Mountain Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

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

Geological Exploration Program

Recommended exploration work at the Bully and Chief portion on the property includes detailed geologic mapping and sampling of the claim blocks. Drilling is recommended within the previously defined resource area on the Chief claims. Previous sampling on the Bully claims has identified high grade gold in narrow veins throughout the claim block. Infrastructure is well established in the Chief area. Access roads may have to be built into much of the Bully area. A modest program of infill sampling and detailed mapping should help define drill targets within the Bully claim group. Permitting should be relatively simple since roads are in and the surrounding area is a well known mining field situated on land administered by the US Bureau of Land Management. No exploration work was carried out on this property during 2006 or 2005.

The Bullion Mountain Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three projects making up the Cortez Property. Based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company elected to conduct a drill exploration program on the Bankop Property in 2006 in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement. As a result, the Company did not undertake an exploration program on the Bullion Mountain claims in 2006. The determination for expenditure allocation in 2007 will be dependent upon the review and analysis of the results of the 2006 drill program undertaken on the Bankop Property. Once that process is complete, the Company will determine its course of action for 2007.

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

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “AGFL.OB”. The Over the Counter Bulletin Board is maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending January 31, 2007 and 2006:

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
2007	Fourth Quarter	$0.82	$0.62
	Third Quarter	$1.06	$0.70
	Second Quarter	$1.85	$0.75
	First Quarter	$2.11	$0.60
2006	Fourth Quarter	$1.79	$1.15
	Third Quarter	$1.21	$0.35
	Second Quarter	$0.93	$0.45
	First Quarter	$2.25	$2.10

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 18, 2007, we had forty-seven (47) registered holders of shares of common stock.

Recent Sales of Unregistered Securities

There were no sales of equity securities of the Company by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

As of April 27, 2007, there had been no dividends declared on the Company’s Common Stock. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-

Equity Compensation Plans Not Approved by Security Holders	2,135,800(1)	$1.57	2,100,000
Total	2,135,800	$1.57	2,100,000

(1) Such amount includes 925,000 common stock purchase options which are outstanding and exercisable pursuant to the American Goldfields Inc.’s 2004 Stock Option Plan. It also includes 1,210,800 common stock purchase warrants.

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. As of April 27, 2007, there were a total of 2,900,000 options that had been granted under the plan. Of these, 925,000 remain outstanding and exercisable at a weighted average exercise price of $1.00 per option as of April 27, 2007. The following discussion describes material terms of grants made pursuant to the stock option plans:

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

Plan of Operations

Our business plan is to proceed with the exploration of the Gilman, Imperial, Hercules and Cortez Properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had $385,512 in cash and $247,584 in working capital as of January 31, 2007.

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

Results of Operations for the Fiscal Year Ended January 31, 2007

We did not earn any revenues during the fiscal year ended January 31, 2007 or 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2007 we had a net loss of $692,299 compared to $1,819,720 for the prior year, a decrease of $1,127,421. Our loss for 2007 has decreased substantially over 2006 primarily due to a decrease in the effect of stock-based compensation. The expense recognized in 2006 for the fair value of stock options granted during the year was $1,302,400 compared to $195,600 in 2007. In addition, after removing the effect of stock-based compensation, mineral claim payments and exploration expenditures decreased to $393,787 in

2007 from $462,268 in 2006. The decrease was largely a result of the Company making option payments totaling $85,000 in 2007 compared to $120,000 in 2006. During 2007 the Company made option payments under the Hercules $20,000 (2006 - $20,000), Imperial $20,000 (2006 - $20,000), Gilman $15,000 (2006 - $15,000), and the Cortez $30,000 (2006 - $65,000) property option agreements. The balance of the decrease in mineral claim payments and exploration expenditures was due to fewer exploration expenses being incurred in 2007 compared to 2006. In 2007, the Company undertook drill programs on the Hercules and Bankop Properties while in 2006 the Company conducted the Phase II exploration drill program on the Imperial Property, completed two initial auger drill programs on the Cortez Property, and undertook a seven-hole reverse circulation drill program on the Hercules property. A portion of the 2007 exploration programs was not incurred until February and March 2007. Office and Sundry was consistent between 2007 and 2006 once the effect of $355,200 in stock-based compensation recognized in 2006 is eliminated. The stock-based compensation recognized in Office and Sundry in 2006 related to investor relations and financial services received by the Company. Consulting fees in 2007 and 2006 included $195,600 and $355,200 respectively in stock-based compensation. The balance of $26,500 in 2007 related to expenses incurred for investor relations related consulting.

Liquidity and Capital Resources

We had cash of $385,512 and working capital of $247,584 as of January 31, 2007. We anticipate that we will incur over the next twelve months:

1.

$95,000 in connection with property payments under the Company’s four option agreements. Of this amount, $40,000 was paid by the Company on February 28, 2007 under the Cortez Property Option Agreement;

2.	$540,300 in property exploration expenses in order to meet the requirements of the Company’s property option agreements;

3.	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2007 was $372,950 compared to $522,752 during the year ended January 31, 2006. The reduced cash used in operations was primarily due to a decrease in the net loss in 2007 ($692,299) compared to 2006 ($1,819,720). The effect of the lower loss was partially offset by the recognition of a larger stock-based compensation amount of $1,302,400 in 2006 compared to $195,600 in 2007. The other factor partially offsetting the effect of the 2006 stock-based compensation was a 2007 inflow of $112,819 related to accounts payable and accrued liabilities while in 2006, there was an outflow of $5,233.

Cash from financing in 2007 was due to $480,000 received from the exercise of stock options partially offset by a $30,000 outflow related to a 3,000,000 common stock share redemption.

In 2006, $4,500 was received from the exercise of stock options. Cash used in investing activities related to the payment of refundable reclamation deposits to the State of Nevada of $6,534 in 2007 and $13,951 in 2006.

Current cash on hand is not sufficient to fund all of the Company’s operating requirements for the next twelve months. We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7.	FINANCIAL STATEMENTS

Index to Consolidated Financial Statements:

1.	Auditors’ Report;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2007, including:

a.	Consolidated Balance Sheets as at January 31, 2007 and 2006;

b.	Consolidated Statements of Operations for the years ended January 31, 2007 and 2006 and for the period from inception on December 21, 2001 to January 31, 2007;

c.	Consolidated Statements of Cash Flows for the years ended January 31, 2007 and 2006 and for the period from inception on December 21, 2001 to January 31, 2007;

d.	Statements of Stockholders’ Equity for the years ended January 31, 2007 and 2006 and for the period from inception on December 21, 2001 to January 31, 2007;

e.	Notes to the Consolidated Financial Statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Goldfields Inc.

(An exploration stage company)

We have audited the accompanying balance sheets of American Goldfields Inc. (an exploration stage company) as at January 31, 2007 and 2006 and the related statements of operations, cash flows, and stockholders’ equity for each of the two years in the period ended January 31, 2007 and the period from inception, December 21, 2001 to January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended January 31, 2007 and 2006 and the period from inception, December 21, 2001 to January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Morgan & Company”

April 17, 2007	Chartered Accountants

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	JANUARY 31
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$385,512	$314,996
Prepaid expenses	1,699	6,629

	387,211	321,625

Reclamation deposit (note 4)	33,741	27,207
Web-site development costs, net (note 5)	500	6,500

	$421,452	$355,332

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$139,627	$26,808
Accounts payable – related party (note 7)	30,000	-

	169,627	26,808

STOCKHOLDERS’ EQUITY

Common Stock (note 6)
Authorized:
600,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued:
20,292,878 common shares issued and outstanding at January 31, 2007 (January 31, 2006 – 25,892,878)	20,293	25,893

Additional paid-in capital	2,460,257	1,839,057
Warrants	702,264	702,264
Deficit accumulated during the exploration stage	(2,930,989)	(2,238,690)

Total stockholders’ equity	251,825	328,524

	$421,452	$355,332

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			DECEMBER 21,
			2001
YEAR ENDED JANUARY 31			(INCEPTION) TO

			JANUARY 31
2007		2006	2007

Expenses
Mineral claim payments and exploration expenditures	$393,787	$1,054,268	$1,709,108
Office and sundry	37,047	384,117	460,280
Rent	4,166	4,138	15,166
Professional fees	25,219	23,900	138,196
Transfer agent fees	470	-	6,035
Amortization	6,000	6,000	17,500
Interest expense	-	-	1,070
Directors’ fees	6,489	431	11,920
Consulting fees	222,100	355,200	583,027

Total Expenses	695,278	1,828,054	2,942,302

Interest income	2,979	8,334	11,313

Net loss for the period	$(692,299)	$(1,819,720)	$(2,930,989)

Basic and diluted loss per share of common stock	$(0.03)	$(0.07)

Weighted average number of shares outstanding – basic and diluted	22,673,700	25,849,179

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			DECEMBER 21,
			2001
	YEAR ENDED JANUARY 31,		(INCEPTION) TO

			JANUARY 31
	2007	2006	2007

Cash provided by (used in):
Cash flows used in operating activities
Net loss for the period	$(692,299)	$(1,819,720)	$(2,930,989)

Adjustments to reconcile net loss to net
Cash flows used in operating activities
Stock-based compensation	195,600	1,302,400	1,541,200
Amortization	6,000	6,000	17,500
Changes in assets and liabilities
Prepaid expenses	4,930	(6,199)	(1,699)
Accounts payable and accrued liabilities	112,819	(5,233)	144,170

	(372,950)	(522,752)	(1,229,818)

Cash flows from (used in) financing activity
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Proceeds from the exercise of stock options	480,000	4,500	574,500
Proceeds from the issue of common stock	-	-	1,104,571
Cancellation of common stock	(30,000)	-	(30,000)

	450,000	4,500	1,649,071

Cash flows used in investing activity
Reclamation deposit	(6,534)	(13,951)	(33,741)

	(6,534)	(13,951)	(33,741)

Increase (decrease) in cash and cash equivalents	(70,516)	(532,203)	385,512

Cash and cash equivalents, beginning of period	314,996	847,199	-

Cash and cash equivalents, end of period	$385,512	$314,996	$385,512

SCHEDULE OF NON-CASH ACTIVITIES

Cancellation of common stock (note 7)	$30,000	$-	$30,000
Settlement of accounts payable by contribution from a stockholder	$-	$-	$4,543
Web-site development costs related to non-employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

Period from Inception, December 31, 2001 to January 31, 2007

(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL STOCKHOLDERS’ EQUITY

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	WARRANTS

Shares issued for cash on Incorporation at $0.001 per share	6,000,000	$ 6,000	$ -	$ -	$ -	$ 6,000
Shares issued for cash at $0.03 per share on January 31, 2002	2,985,713	2,986	86,585	-	-	89,571
Net loss for the period	-	-	-	-	(10,745)	(10,745)

Balance, January 31, 2002	8,985,713	8,986	86,585	-	(10,745)	84,826
Net loss for the year	-	-	-	-	(54,598)	(54,598)

Balance, January 31, 2003	8,985,713	8,986	86,585	-	(65,343)	30,228
Net loss for the year	-	-	-	-	(28,366)	(28,366)

Balance, January 31, 2004	8,985,713	8,986	86,585	-	(93,709)	1,862
Stock split adjustment on February 23, 2004	44,928,565	44,928	(44,928)	-	-	-
Contributions by shareholders	-	-	4,543	-	-	4,543
Cancellation of common shares on March 31, 2004	(30,000,000)	(30,000)	30,000	-	-	-
Stock-based compensation	-	-	61,200	-	-	61,200
Exercise of common stock options	1,500,000	1,500	88,500	-	-	90,000
Private placement, common share issuances for cash at $2.50 per unit on November 4, 2004	403,600	404	306,332	702,264	-	1,009,000
Net loss for the year	-	-	-	-	(325,261)	(325,261)

Balance, January 31, 2005	25,817,878	25,818	532,232	702,264	(418,970)	841,344
Exercise of common stock options	75,000	75	4,425	-	-	4,500
Stock-based compensation	-	-	1,302,400	-	-	1,302,400
Net loss for the year	-	-	-	-	(1,819,720)	(1,819,720)

Balance, January 31, 2006	25,892,878	$ 25,893	$1,839,057	$ 702,264	$ (2,238,690)	$ 328,524
Cancellation of common stock on July 12, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Cancellation of common stock on July 14, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Exercise of common stock options	400,000	400	479,600	-	-	480,000
Stock-based compensation	-	-	195,600	-	-	195,600
Net loss for the year	-	-	-	-	(692,299)	(692,299)

Balance, January 31, 2007	20,292,878	$ 20,293	$2,460,257	$ 702,264	$ (2,930,989)	$ 251,825

The accompanying notes are an integral part of these financial statements.

1.	NATURE OF OPERATIONS

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

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Basis of Presentation

In prior years the annual financial statements were presented on a consolidated basis, which included the accounts of the Company and its wholly-owned Canadian subsidiary, Baymont Explorations Inc. (“Baymont”). Since May 2004, the Parent Company has focused its exploration activity in the State of Nevada and the Company’s subsidiary has been inactive. As a result, during the year ended January 31, 2007, Baymont was dissolved for failure to file Annual Reports with the Registrar of Companies in British Columbia. Baymont had no assets and its sole liability was to its Parent Company.

In accordance with generally accepted accounting principles in the United States financial statements for years prior to the dissolution of Baymont are to be restated to eliminate the effect of Baymont. Since Baymont had no assets and its sole liability and its equity were eliminated on consolidation there is no effect on prior years’ financial statements.

Capital Assets

Web-site development, including upgrades that extend the useful life of the web-site, is recorded at cost. Web-site development costs are amortized on a straight-line basis over their estimated useful life of three years.

Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties, to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions of future events that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Areas requiring the use of estimates include stock-based compensation, and accounts payable and accrued liabilities. Management believes the estimates are reasonable. However, actual results could differ materially from those reported.

Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. No stock options were granted to employees during the year ended January 31, 2007, therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

Prior to February 1, 2006, the company accounted for awards granted to employees under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the year ended January 31, 2006 and accordingly, no compensation expense was recognized under APB No. 25 and no compensation expense was required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

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

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

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

At January 31, 2007, potential common shares of 2,135,800 (January 31, 2006 – 2,435,800) related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

Financial Instruments

The Company’s financial assets and liabilities consist of cash and accounts payable and accrued liabilities. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

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

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“FAS 155”). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a)	permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,
b)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

c)

establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,

d)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and
e)

amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

In March 2006, FASB issued Statement No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 156”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.108 (“SAB 108”) which provides interpretive guidance on how the

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007.

In September 2006, FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

In February 2007, FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

The Company will adopt these policies when required. The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTERESTS

Gilman Property

On May 7, 2004, the Company completed an agreement with MinQuest Inc. (‘MinQuest’) for an option to acquire a 100% interest in the Gilman Property. The Gilman property consists of 19 contiguous, unpatented mineral claims covering approximately 390 acres located in Lander County, Nevada, U.S.A. Upon signing the agreement the Company paid MinQuest $10,000. By May 15, 2009 the Company must make additional minimum annual option payments totaling $75,000 and incur annual exploration expenditures of an aggregate $450,000 on the property. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased.

On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement with MinQuest. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007. The result is in order to maintain its interest in the property the Company is now required to spend approximately $153,000 by May 15, 2007. All other terms and commitments of the original agreement remain unchanged.

To January 31, 2007, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2006 and 2005. In addition the Company has incurred approximately $22,000 in exploration expenditures on the property. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Imperial Property

On June 30, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Imperial Property. The Imperial Property consists of 22 contiguous, unpatented mineral claims covering approximately 450 acres located in Esmeralda County, Nevada, U.S.A. Upon signing the agreement the Company paid MinQuest $60,000. The agreement requires certain additional minimum annual option payments totaling $80,000 to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by the July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest. The Company is required to use MinQuest for exploration conducted on the Imperial Property.

To January 31, 2007, the Company had made the initial option payment of $60,000 upon signing the agreement (see also note 7) as well as the $20,000 option payments due in July 2006 and 2005. In addition the Company has incurred approximately $273,700 in exploration expenditures on the property which satisfies the Company’s expenditure requirements to July 1, 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

Hercules Property

On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Hercules Property. The Hercules Property consists of 40 mineral claims located in Lyon County, Nevada, USA. Upon signing the agreement the Company paid MinQuest $20,000. The agreement requires certain additional minimum annual option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $300,000 was to be spent by September 1, 2006.

To January 31, 2007, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2006 and 2005. In addition the Company has incurred approximately $316,700 in exploration expenditures on the property. The Company’s drill program that was completed in February 2007 resulted in the Company satisfying the expenditure requirements to January 31, 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Cortez Property

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Crescent Fault Claims, the Bankop Property, and the Bullion Mountain Property (collectively, the ‘Cortez Property’). The Cortez Property consists of an aggregate of approximately 68 mineral claims located in Eureka and Lander Counties, Nevada, U.S.A. Upon signing the agreement the Company paid MinQuest $65,000. By February 15, 2010 the Company must make additional minimum annual option payments totaling $445,000 and incur annual exploration expenditures of an aggregate $1,150,000 on the property. The property option agreement is subject to a 3% royalty payable to MinQuest and the Company is required to use MinQuest for exploration conducted on the Cortez Properties. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006.

To January 31, 2007, the Company had made the initial option payment of $65,000 due on signing as well as the $30,000 option payment due in February 2006. In addition the Company has incurred approximately $162,700 in exploration expenditures on the property. The Company’s drill program that was completed in February 2007 resulted in the Company satisfying the expenditure requirements to January 31, 2007. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

4.     RECLAMATION DEPOSIT

The Company has been granted exploration permits from the State of Nevada for several of its properties. As part of the application process, the Company is required to pay refundable deposits to the State as surety for the estimated reclamation costs associated with planned exploration programs. Upon completion of required reclamation the Company will receive a refund of the deposit.

5.	WEB-SITE DEVELOPMENT COSTS

Web-site development costs, totaling $18,000, represent capitalized costs of design, configuration, coding, installation and testing of the Company’s web-site up to initial installation. Ongoing web-site post-implementation costs will be charged to operations as incurred.

6.	COMMON STOCK
a)	Issued Shares

i)

On July 12, 2006, the Company granted stock options to its President. Pursuant to such agreement, the Company’s President was granted 200,000 options, with each entitling him to purchase one share of common stock at a price of $1.00 until July 12, 2016.

ii)

On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by the President for a purchase price of $0.01 per share. The payment of the $30,000 purchase price was made subsequent to January 31, 2007.

ii)

In connection with the resignation of a Director, the Company and the Director entered into a Redemption Agreement (the “Agreement”), dated July 14, 2006, whereby the Director agreed to sell 3,000,000 common shares of the Company owned by the Director to the Company at a price of $0.01 per share. Pursuant to the Agreement the Company paid $30,000 to the Director and returned the shares to treasury for cancellation.

iii)	During the year ended January 31, 2007, 400,000 (2006 - 75,000) shares were issued, pursuant to exercise of stock options, for total consideration of $480,000 (2006 - $4,500).

b)	Stock Options

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

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

During the year ended January 31, 2007, the Company granted 200,000 (2006 – 1,100,000) options under the 2004 plan. These options were valued using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Dividend yield	0%	0%
Volatility	139%	152%
Risk-free interest rate	4.4%	4.1%
Expected life	10 years	10 years

The weighted average fair value of options granted for the year ended January 31, 2007 was $0.98 (January 31, 2006 - $1.18). As a result of the recognition of stock-based compensation, the following amounts have been included in the Consolidated Statement of Loss:

	2007	2006

Mineral property acquisition and exploration expenditures	$ -	$ 592,000
Office and sundry	-	355,200
Consulting	195,600	355,200

	$ 195,600	$ 1,302,400

Activity under the 2004 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 31, 2005	200,000	$ 0.06
Options granted	1,100,000	$ 1.20
Options exercised	(75,000)	$ 0.06

Balance, January 31, 2006	1,225,000	$ 1.08
Options granted	200,000	$ 1.00
Options cancelled	(100,000)	$ 1.20
Options exercised	(400,000)	$ 1.20

Balance, January 31, 2007	925,000	$ 1.00

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2007:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.06	125,000	7.17	$ 0.06	125,000	$ 0.06
$ 1,00	200,000	9.42	$ 1.00	200,000	$ 1.00
$ 1.20	600,000	8.75	$ 1.20	600,000	$ 1.20

	925,000	8.68	$ 1.00	925,000	$ 1.00

The aggregate intrinsic value of stock options outstanding at January 31, 2007 is ($256,875). All options granted by the Company under the 2004 plan have vested immediately. As a result, there were no unvested options at period end for any of the periods shown.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

c)       Warrants

Warrants Outstanding

Balance, January 31, 2005 and 2006	1,210,800
Warrants granted	-

Balance, January 31, 2007	1,210,800

The following table lists the common share warrants outstanding at January 31, 2007. Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011

1,210,800

At January 31, 2007, all of the warrants are exercisable.

7.	RELATED PARTY TRANSACTIONS
a)	Operations

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors. Mr. Kern is also the President of MinQuest Inc. (“MinQuest”). The Company has optioned all of its mineral property interest from MinQuest. Further, the Imperial and Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property. All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.

For the year ended January 31, 2007, the Company paid MinQuest a total of $85,000 (January 31, 2006 - $120,000) related to property option payments for the Imperial ($20,000), Hercules ($20,000), Cortez ($30,000) and Gilman ($15,000) Properties. Included in the net loss for the twelve months ended January 31, 2007 is an amount of $12,100 (January 31, 2006 - $20,600) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $23,810 (January 31, 2006 - $77,685) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company’s properties.

b)	Share Redemption

On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by the President for a purchase price of $0.01 per share. The payment of the $30,000 purchase price was made subsequent to January 31, 2007.

AMERICAN GOLDFIELDS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

8.	INCOME TAXES

Deferred tax assets of the Company are as follows:

	2007	2006

Loss carry-forwards	$463,000	$297,000
Timing differences	-	(2,000)
Less: Valuation allowance	(463,000)	(295,000)

Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2006 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2007	2006

Computed “expected” tax benefit	$235,000	$619,000
Permanent differences	(67,000)	(442,000)
Change in Valuation Allowance	(168,000)	(177,000)

Income tax provision	$-	$-

As at January 31, 2007 the Company has net operating loss carry-forwards of approximately $1,372,000 (2006 - $875,000), which expire between 2017 and 2027.

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

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s executive officers and directors as of April 27, 2007.

Name	Position	Age	Date of First Election Or Appointment

Donald Neal	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	56	February 5, 2004
Jared Beebe	Director	56	September 15, 2006
Richard Kern	Director	60	May 26, 2004
David Gladwell	Director	50	January 11, 2006

The following is a brief account of the education and business experience of each director and executive officer during the past five years:

Donald Neal is a professional engineer with a background in Projects Engineering Management. In his 30 year career, Mr. Neal has developed extensive industrial expertise in areas relating to power plant and refinery engineering and design. He has been involved in the construction supervision and start-up phases of plants throughout the world, including the United States, Canada, Europe and Asia. His experience in industrial project management encompasses a range of capabilities including field service expertise, performance testing, failure analysis and pulverized coal firing, milling, feeding and fuel conveying systems. Mr. Neal is a graduate of the University of Waterloo (Applied Science), and is a member of the Association of Professional Engineers and Geoscientists of British Columbia. From 2000 to present, Mr. Neal has worked as an independent consultant for Mocait’s Development Corp. which is a privately held corporation. Prior to his present position, Mr. Neal worked as an Engineering Manager for Utility and Recovery Engineering Ltd. Mr. Neal is also the Vice President of Giant Oil & Gas Inc. which is a publicly traded oil and gas company.

Jared Beebe is an experienced geologist with an extensive background in mineral exploration. In his nearly 20 years of working in the mining industry, he has worked for a variety of exploration companies in Canada and the United States. He is currently a Project Manager in Mexico for Soho Resources. Prior to joining his current employer he worked for Globex Mining in 2006, Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems. Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981. He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists.

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

The Board has established an Option Committee and a Compensation Committee, each consisting of Messrs. Neal and Beebe. The Option Committee recommends and grants options to individuals under the option plans adopted by the company. The Compensation Committee recommends and grants compensation to individuals who work for the company.

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

We are not aware of any instances in fiscal year 2007 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

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

Summary Compensation.

Mr. Donald Neal has been serving as our Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary since February 5, 2004. We had no other officers during the fiscal year ended January 31, 2007.

On July 12, 2006 the Company entered into a Stock Option Agreement with Mr. Neal. Pursuant to such agreement, Mr. Neal was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $1.00 until July 12, 2016.

On July 12, 2006 the Company and Mr. Neal entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by Mr. Neal for a purchase price of $0.01 per share. The payment of the $30,000 purchase price was made on April 30, 2007.

During the fiscal years ended January 31, 2007 and 2006, Mr. Neal received no other compensation for his services.

We have no employment agreements with any of our directors or our sole executive officer. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended January 31, 2007 and 2006 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2007, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2007 and whose total compensation during the fiscal year ended January 31, 2007 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2007 and whose total compensation during the fiscal year ended January 31, 2007 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Donald Neal(1)	2007	0	0	0	$195,600 (2)	0	0	0	$195,600 (2)
	2006	0	0	0	0	0	0	0	0

(1) Mr. Donald Neal has been serving as our Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary since February 5, 2004.

(2) Represents the fair value of 200,000 common stock purchase options granted to Mr. Neal on July 12, 2006. Each such stock option entitles him to purchase one share of common stock at a price of $1.00 until July 12, 2016. The value of such stock options was based on the following assumptions: dividend yield of 0%, volatility of 139%, risk-free interest rate of 4.4%, and an expected life of 10 years.

Outstanding Equity Awards

On July 12, 2006 the Company entered into a Stock Option Agreement with Mr. Neal. Pursuant to such agreement, Mr. Neal was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $1.00 until July 12, 2016.

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of January 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Donald Neal	200,000	0	0	1.00	7/12/2016	0	0	0	0

Compensation of Directors

Except as disclosed above under the section entitled “Summary Compensation,” our directors did not receive any compensation during the fiscal year ended January 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 27, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 20,292,878 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Donald Neal 200-4170 Still Creek Drive, Burnaby, B.C., Canada, V5C 6C6	Common	200,000(1)	1.0%

Jared Beebe 200-4170 Still Creek Drive, Burnaby, B.C., Canada, V5C 6C6	NA	0	0

Richard Kern 200-4170 Still Creek Drive, Burnaby, B.C., Canada, V5C 6C6	NA	0	0

David Gladwell 200-4170 Still Creek Drive, Burnaby, B.C., Canada, V5C 6C6	NA	0	0

All directors and executive officers as a group (4 persons)	Common	200,000(1)	1.0%

(1) Includes 200,000 stock options granted to Mr. Neal on July 12, 2006, each of which entitles him to purchase one share of common stock at a price of $1.00 until July 12, 2016.

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions Involving Richard Kern

Mr. Richard Kern joined the Board of Directors of the Company on May 26, 2004. Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties have been optioned from MinQuest. Such properties are discussed above under Item 2, “Description of Properties,” and the material terms of the agreements entered into between our Company and

Minquest with respect to such properties are summarized below. As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company’s ability conduct its business of exploration. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company. If Mr. Kern were to terminate his relationship with the Company, the Company would be adversely affected while we found a suitable replacement.

Gilman Property On May 7, 2004, the Company completed the formal agreement with MinQuest for an option to acquire a 100% interest in the Gilman Property. Concurrently, the Company made the first $10,000 option payment to MinQuest. The agreement requires certain additional minimum annual property option payments with a total of $75,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased. The Company is not required to use MinQuest for exploration undertaken on the Gilman Property. However, at its discretion, the Company has engaged MinQuest as the principal contractor for exploration performed to date. On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007. The result is that the Company is now required to spend approximately $153,000 by May 15, 2007. All other terms and commitments of the original agreement remain unchanged. To January 31, 2007, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2006 and 2005. In addition the Company has incurred approximately $22,000 in exploration expenditures on the property.

Imperial Property On June 30, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Imperial Property. The Company made the first scheduled option payment of $60,000 upon signing the agreement. The agreement requires certain additional minimum annual property option payments with a total of $80,000 required to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest. The Company is required to use MinQuest for exploration conducted on the Imperial Property. To January 31, 2007, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 option payments due in July 2006 and 2005. In addition the Company has incurred approximately $273,700 in exploration expenditures on the property which satisfies the Company’s expenditure requirements to July 1, 2007.

Hercules Property On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Hercules Property. Concurrent with the signing of the agreement, the Company made the first property option payment of $20,000. The agreement requires certain additional minimum annual property option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $300,000 was to be spent by September 1, 2006. To January 31, 2007, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2006 and 2005. In addition the Company has incurred approximately $316,700 in exploration expenditures on the property. The Company’s drill program that was completed in February 2007 resulted in the Company satisfying the expenditure requirements to January 31, 2007.

Cortez Property On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in properties known as the “Crescent Fault Property,” the “Bankop Property,” and the “Bullion Mountain Property” (collectively, the “Cortez Property”). Concurrent with the signing of the agreement, the Company made the first property option payment of $65,000. The agreement requires certain additional minimum annual property option payments totaling $445,000 and minimum annual exploration expenditures totaling $1,150,000 to be paid or incurred by February 15, 2010. The agreement is subject to a 3% royalty payable to MinQuest. In addition, the Company is required to use MinQuest for exploration activities undertaken on the properties. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006. To January 31, 2007, the Company had made the initial option payment of $65,000 due on signing as well as the $30,000 option payment due in February 2006. In addition the Company has incurred approximately $162,700 in exploration expenditures on the property. The Company’s drill program that was completed in February 2007 resulted in the Company satisfying the expenditure requirements to January 31, 2007.

Related Transactions Involving Greg Crowe

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

Related Transactions Involving Donald Neal

On July 12, 2006 the Company granted Donald Neal, our Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary, 200,000 stock options, each entitling him to purchase one share of common stock at a price of $1.00 until July 12, 2016.

On July 12, 2006 the Company and Mr. Neal entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by Mr. Neal for a purchase price of $0.01 per share. The payment of the $30,000 purchase price was made on April 30, 2007.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We believe that the following directors currently meet the definition of “independent” as that term is defined in the rules and regulations of the American Stock Exchange: Jared Beebe; and David Gladwell.

ITEM 13.	EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
10.1	Property Option Agreement (relating to the Gilman Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2004
10.2	Property Option Agreement (relating to the Imperial Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2004
10.3	Property Option Agreement (relating to the Hercules Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2004
10.4	Property Option Agreement (relating to the Cortez Properties)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2005

10.5	Stock Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Donald Neal	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.6	Buy-Back Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Donald Neal	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
31.	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.	Section 1350 Certifications	Attached Hereto

Item 14. Principal Accountant Fees and Services.

Morgan & Company has served as the Company’s Principal Accountant since the Company’s incorporation. Their fees billed to the Company for the fiscal years ending January 31, 2007 and 2006 are set forth below:

	Fiscal year ending January 31, 2007	Fiscal year ending January 31, 2006

Audit Fees	$16,800	$15,310
Audit Related Fees	NIL	NIL
Tax Fees	$2,000	3,000
All Other Fees	$ NIL	$ NIL

As of January 31, 2007, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GOLDFIELDS INC.

Dated: April 27, 2007	By: /s/ Donald Neal
Name: Donald Neal
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Donald Neal Donald Neal	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	April 27, 2007

/s/ Richard Kern Richard Kern	Director	April 27, 2007

/s/ Jared Beebe Jared Beebe	Director	April 27, 2007

/s/ David Gladwell David Gladwell	Director	April 27, 2007