Form 10QSB
period 2007-04-30
AMERICAN GOLDFIELDS INC
filed 2007-06-14
CIK 1167886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER000-49996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,367,878 shares of common stock, $0.001 par value, issued and outstanding as of June 13, 2007.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                                TABLE OF CONTENTS

                                                                          Page
PART I  - Financial Information                                              3
  Item 1. Financial Statements                                               3
      Balance Sheets April 30, 2007, and January 31, 2007 (audited)          3
      Statements of Loss for the three month periods ended
        April 30, 2007 and 2006, and for the period from
        inception on December 21, 2001 to April 30, 2007.                    4
      Statements of Cash Flows for the three-month periods ended
        April 30, 2007 and 2006, and for the period from
        inception on December 21, 2001 to April 30, 2007.                    5
      Notes to the Financial Statements                                      6
  Item 2. Management's Discussion and Analysis or Plan of Operation          7
  Item 3 Controls and Procedures                                             9
PART II - Other Information                                                  9
  Item 1.  Legal Proceedings                                                 9
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        9
  Item 3. Defaults Upon Senior Securities                                    9
  Item 4. Submission of Matters to a Vote of Security Holders                9
  Item 5. Other Information                                                  9
  Item 6. Exhibits                                                          10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
                                                                                   April 30,          January 31,
                                                                                       2007                 2007
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                          $            57,645   $          385,512
     Prepaid expenses                                                                 2,182                1,699
                                                                        --------------------- -------------------

          Total current assets                                                       59,827              387,211

Reclamation deposits                                                                 33,741               33,741
Web-site development costs, net                                                           -                  500
                                                                        --------------------- -------------------
Total Assets                                                             $           93,568    $         421,452
==================================================================================================================

Liabilities
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           23,469    $         139,627
     Accounts payable - related party (note 3)                                            -               30,000
                                                                        --------------------- -------------------

          Total current liabilities                                                  23,469              169,627
                                                                        --------------------- -------------------

Stockholders' Equity

SHARE CAPITAL
     Authorized:
          600,000,000 (January 31, 2007 - 600,000,000) common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued:
          20,367,878 (January 31, 2007 - 20,292,878) common
          issued and outstanding at April 30, 2007                                    20,368              20,293
     Additional paid-in capital                                                    2,464,682           2,460,257
     Warrants                                                                        702,264             702,264
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                  (3,117,215)         (2,930,989)
                                                                         --------------------- -------------------

          Total stockholders' equity                                                  70,099             251,825
                                                                         --------------------- -------------------

Total Liabilities and Stockholders' Equity                                $           93,568     $       421,452
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Loss
(Unaudited)
                                              For the three-month periods ended April 30                Inception
                                            ---------------------------------------------         December 21, 2001 to

                                                        2007                 2006                     April 30,2007
                                             -----------------     ------------------        -------------------------
Expenses
     Mineral claim payments and
       exploration expenditures                      173,758                35,389                       1,882,866
     Office and sundry                                 8,116                 6,875                         468,396
     Rent                                              1,092                 1,104                          16,258
     Professional fees                                     -                 4,857                         138,196
     Transfer agent fees                                  85                     -                           6,120
     Amortization                                        500                 1,500                          18,000
     Interest expense                                      -                     -                           1,070
     Directors' fees                                   2,675                 1,303                          14,595
     Consulting fees                                       -                26,500                         583,027
                                           -----------------------------------------------------------------------
Total expenses                                      (186,226)              (77,528)                     (3,128,528)

Interest income                                            -                 1,605                          11,313
                                           -----------------------------------------------------------------------

Net loss for the period                             (186,226)              (75,923)                     (3,117,215)
                                           =======================================================================
Basic and diluted loss per share
    of common stock                         $         (0.01)        $       (0.00)
==================================================================================================================

Weighted average shares outstanding
- basic and diluted                              20,315,631             25,892,878
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------------------------------------------

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited)

                                                  For the Three Month Period Ended April 30     Inception December 21,
                                                             2007                   2006        2001 to April 30, 2007
------------------------------------------------ -------------------- --------------------- --------------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                      $       (186,226)   $            (75,923)  $           (3,117,215)
     Adjustments to reconcile net loss to net
       Cash flows used in operating activities:
         Stock-based compensation                                -                       -                1,541,200
         Amortization                                          500                   1,500                   18,000
       Changes in assets and liabilities
         Prepaid expenses                                     (483)                   (459)                  (2,182)
         Accounts payable and accrued liabilities         (116,158)                (13,784)                  28,012
         Accounts payable - related party (note 3)         (30,000)                      -                        -
                                                 --------------------- --------------------- ------------------------

      Net cash used in operating activities               (332,367)                (88,666)               (1,532,185)

Cash flows from (used in)financing activities
      Proceeds from loan                                         -                      -                     60,000
      Repayment of loan principal                                -                      -                    (60,000)
      Proceeds from the issue of common stock                    -                      -                  1,104,571
      Proceeds from the exercise of stock options             4,500                     -                    579,000
      Cancellation of common stock                               -                      -                    (60,000)
                                                 -------------------- --------------------- ------------------------
      Net cash from financing activities                      4,500                     -                  1,623,571

Cash flows used in investing activities
     Reclamation deposit                                         -                      -                   (33,741)
                                                 -------------------- ---------------------  ------------------------
                                                                 -                      -                   (33,741)
                                                 -------------------- ---------------------  ------------------------
Increase (decrease) in cash                               (327,867)               (88,666)                   57,645

Cash, beginning of period                                  385,512                314,996                         -
                                                 -------------------- ---------------------  ------------------------
Cash, end of period                              $          57,645   $            226,330    $               57,645
=====================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable by contribution
         from a shareholder                      $               -   $                  -    $                4,543

      Web-site development costs related to non -
         Employee stock-based compensation       $               -   $                  -    $               18,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

 Notes to the Financial Statements
                                   (Unaudited)

                             APRIL 30, 2007 AND 2006

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2007 has been omitted. The results of operations for the three month period ended April 30, 2007 are not necessary indicative of results for the entire year ending January 31, 2008.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,117,215 for the period from December 21, 2001 (inception) to April 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. STOCK OPTIONS

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share Based Payment" (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. No stock options were granted to employees during the year quarters ended April 30, 2006 or 2007. Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

During the three months ended April 30, 2007 and 2006, the Company did not grant any options under the 2004 plan.

Activity under the 2004 Plan is summarized as follows:


                                                                  Weighted
                                                                  Average
                                            Options               Exercise
                                          Outstanding               Price
                                        -----------------   -----------------
Balance, January 31, 2007                     925,000        $         1.00

Options granted                                     -        $            -
Options exercised                             (75,000)       $         0.06
                                        -----------------    -----------------

Balance, April 30, 2007                       850,000        $         1.09
                                        =================   =================


The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at April 30, 2007:

                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding         (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------
           $0.06          50,000             6.92           $   0.06             50,000         $      0.06
           $1.00         200,000             9.17           $   1.00            200,000         $      1.00
           $1.20         600,000             8.50           $   1.20            600,000         $      1.20
   ----------------- ---------------                                        -----------

                         850,000             8.56           $   1.09            850,000         $      1.09
                  ===============                                           ===========

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at April 30, 2007 is $72,000. All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at April 30, 2007. The aggregate intrinsic value of stock options exercised in the quarter ended April 30, 2007 was $77,250.

3. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc ("MinQuest"). All of the Company's mineral properties have been optioned from Minquest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the quarter ended April 30, 2007, the Company made total property payments of $40,000 (April 30, 2006 - $30,000) to MinQuest related to a property option payment for the Cortez Property. During the quarters ended April 30, 2007 and 2006 the Company did not make any payments to Mr. Kern.

On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company's stock owned by the President for a purchase price of $0.01 per share. The payment of the $30,000 purchase price was made on April 30, 2007.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are

"forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2007 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

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

During 2006 the Company conducted drill programs on the Hercules Property that was completed in February 2007 and on the Bankop Property that was completed in January 2007. The Company is currently waiting for the final assay and report results before determining its exploration plans for 2007.

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

Results of Operations

We did not earn any revenues during the three months ended April 30, 2007 or 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended April 30, 2007, we incurred a net loss of $186,226 compared to a net loss of $75,923 for the comparative period in 2006. Our year to date net loss for 2007 has increased from 2006 largely due to higher mineral claim payments and exploration expenditures. In the first quarter of 2007 the Company was completing the drill programs on its Hercules and Bankop properties. Both of these drill programs had begun in the late fall of 2006. For the quarter ended April 30, 2006, the only significant mineral claim payments and exploration expenditures related to the $30,000 payment made on the Cortez Property. No drilling programs were ongoing in the first quarter of 2006. Partially offsetting the increase in mineral claim payments and exploration expenditures are higher 2006 costs related to consulting. In the first quarter of 2006 the Company paid an independent market analyst to prepare a review of the Company's operations. No such amount was incurred in 2007.

Liquidity and Capital Resources

We had cash of $57,645 as of April 30, 2007. We anticipate that we will incur the following through the next twelve months:

o $105,000 in connection with mineral claim payments and $653,000 in exploration expenditures of the Company's properties;

o $85,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended April 30, 2007 was $332,367 compared to $88,666 during the three months ended April 30, 2006. The increase in cash used in the current quarter was largely due to an increase in the net loss in 2007 ($186,226) compared to 2006 ($75,923). In addition, in the current quarter accounts payable and related party accounts payable were reduced resulting in a cash outflow of $146,158 compared to an outflow of $13,784 for accounts payable and accrued liabilities for the quarter ended April 30, 2006.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,117,215 for the period from December 21, 2001 (inception) to April 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2007 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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


Date:   June 13, 2007

AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal executive, financial, and accounting officer)