Form 10QSB
period 2007-07-31
AMERICAN GOLDFIELDS INC
filed 2007-09-12
CIK 1167886

8


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,667,878 shares of common stock, $0.001 par value, issued and outstanding as of September 11, 2007.

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

                          PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS


American Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

                                                                                    July 31           January 31
                                                                                       2007                 2007
----------------------------------------------------------------------- --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                          $           168,907   $          385,512
     Prepaid expenses                                                                 2,276                1,699
                                                                        -- ------------------ -- ----------------

          Total current assets                                                      171,183              387,211

Reclamation deposits                                                                 43,841               33,741
Web-site development costs, net                                                           -                  500
                                                                        -- ------------------ -- ----------------

Total Assets                                                             $          215,024    $         421,452
===================================================================================================================

Liabilities

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $           28,345   $         139,627
     Accounts payable - related party (note 4)                                            -              30,000
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                  28,345             169,627
                                                                        -- ------------------ -- ----------------
Stockholders' Equity

SHARE CAPITAL
     Authorized
          600,000,000 (January 31, 2007 - 600,000,000 common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued
          20,667,878 (January 31, 2007 - 20,292,878) common
            Shares issued and outstanding at July 31, 2007                            20,668            20,293
     Additional paid-in capital                                                    2,847,182         2,460,257
     Warrants                                                                        702,264           702,264

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                  (3,383,435)       (2,930,989)
                                                                         -- ------------------ -- ----------------

          Total stockholders' equity                                                 186,679           251,825
                                                                         -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                $          215,024    $      421,452
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                                Three-Months Ended      Six-Months Ended
                                                      July 31               July 31                  Inception
                                                -------------------     ----------------         December 21, 2001
                                                   2007        2006        2007       2006        to July 31,2007
                                                -------     -------     -------    -------      --------------------
Expenses
     Mineral claim payments and
       exploration expenditures             $   239,631    $ 54,910   $ 413,389  $  90,299        $ 2,122,497
     Office and sundry                            8,814       9,450      16,930     16,325            477,210
     Rent                                         1,214       1,152       2,306      2,256             17,472
     Professional fees                           13,803       2,149      13,803      7,006            151,999
     Transfer agent fees                             10          35          95         35              6,130
     Amortization                                     -       1,500         500      3,000             18,000
     Directors' fees                              2,748       1,354       5,423      2,657             17,343
     Interest                                         -           -           -          -              1,070
     Consulting fees                                  -     195,600           -    222,100            583,027
                                            ----------------------------------------------------------------------
Total expenses                              $   266,220   $ 266,150  $  452,446 $  343,678        $ 3,394,748

Interest income                                       -       1,374           -      2,979             11,313
                                            ----------------------------------------------------------------------
Net loss for the period                     $  (266,220)  $(264,776)  $(452,446) $(340,699)       $(3,383,435)
===================================================================================================================

Basic and diluted loss per share
    of common stock                         $     (0.01)   $  (0.01)  $   (0.02) $  (0.01)
===================================================================================================================


Weighted average shares outstanding
- basic and diluted                          20,459,182  25,338,530  20,388,596  25,611,110
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                   Three-Months Ended          Six-Months Ended
                                                          July 31                   July 31             Inception
                                                    ------------------         ----------------      December 21, 2001
                                                        2007      2006           2007      2006      to July 31, 2007
------------------------------------------------    --------   -------        -------   -------     ------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                     $ (266,220) $(264,776)      $(452,446) $(340,699)       $(3,383,435)
Adjustments to reconcile net loss to net
     Cash flows used in operating activities:
         Stock-based compensation                   187,800    195,600         187,800    195,600          1,729,000
         Amortization                                     -      1,500             500      3,000             18,000
       Changes in assets and liabilities
         Prepaid expenses                               (94)     5,446            (577)     4,987             (2,276)
         Accounts payable and accrued liabilities     4,876      2,961        (141,282)   (10,823)            32,888
                                                   -------------------       ---------------------   -----------------

      Net cash used in operating activities         (73,638)   (59,269)       (406,005)  (147,935)        (1,605,823)

Cash flows from (used in)financing activities
      Proceeds from loan                                   -         -               -          -             60,000
      Repayment of loan principal                          -         -               -          -            (60,000)
      Cancellation of common stock                         -  (30,000)               -    (30,000)           (60,000)
      Proceeds from the issue of common stock              -         -               -          -          1,104,571
      Proceeds from the exercise of stock options    195,000         -         199,500          -            774,000
                                                   -------------------       --------------------    -----------------
      Net cash from financing activities             195,000  (30,000)         199,500    (30,000)         1,818,571

Cash flows used in investing activities
      Reclamation deposits                           (10,100)   (3,614)        (10,100)    (3,614)          (43,841)
                                                   -------------------       --------------------    -----------------
      Net cash used in investing activities          (10,100)   (3,614)        (10,100)    (3,614)          (43,841)
                                                   -------------------        -------------------    -----------------

Increase (decrease) in cash                          111,262   (92,883)       (216,605)  (181,549)          168,907

Cash, beginning of period                             57,645   226,330         385,512    314,996                 -
                                                   -------------------       --------------------    -----------------
Cash, end of period                              $   168,907 $ 133,447       $ 168,907  $ 133,447        $  168,907
======================================================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable  by contribution
         from a shareholder                      $        -  $      -        $       -  $       -         $   4,543
      Web-site development costs related to non-
         Employee stock-based compensation       $        -  $      -        $       -  $       -         $  18,000

The accompanying notes are an integral part of these financial statements.

                            AMERICAN GOLDFIELDS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)

                             JULY 31, 2007 AND 2006

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2007 has been omitted. The results of operations for the three and six month periods ended July 31, 2007 are not necessary indicative of results for the entire year ending January 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,383,435 for the period from December 21, 2001 (inception) to July 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management is seeking additional capital through an equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. ISSUED SHARES

During the six-months ended July 31, 2007, a total of 375,000 common shares were issued pursuant to the exercise of common stock options. Total proceeds received by the Company for these issuances were $199,500.

3. STOCK OPTIONS

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share Based Payment" (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. No stock options were granted to employees during the year ended January 31, 2007 or the six-month period ended July 31, 2007. Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the six-months ended July 31, 2007, the Company granted 300,000 (July 31, 2006 - 200,000) options under the 2004 plan. These options were valued using the Black-Scholes option pricing model with the following assumptions:

                                     2007                2006
                               ----------- -- ----------------
  Dividend yield                       0%                  0%
  Expected volatility                126%                139%
  Risk-free rate                    4.61%               4.43%
  Expected life                  10 YEARS            10 years

For the three and six-month periods ended July 31, 2007, $187,800 has been included in mineral claim payments and exploration expenditures on the Statement of Operations while a consulting expense of $195,600 was recorded by the Company in relation to the options granted during for the quarter and six-months ended July 31, 2006.

Activity under the 2004 Plan is summarized as follows:


                                                                     Weighted
                                                                      Average
                                Options Exercise
                                Outstanding Price
                                           -----------------   -----------------
Balance, January 31, 2007                        925,000        $         1.00

Options granted                                  300,000        $         0.65
Options exercised                               (375,000)       $         0.53
                                           -----------------    ----------------

Balance, July 31, 2007                           850,000        $         1.09
                                           =================   =================

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2004 Plan at July 31, 2007:


                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding         (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------
           $0.06          50,000             6.67           $   0.06             50,000         $      0.06
           $1.00         200,000             8.92           $   1.00            200,000         $      1.00
           $1.20         600,000             8.25           $   1.20            600,000         $      1.20
   ----------------- ---------------                                        -----------

                         850,000             8.31           $   1.09            850,000         $      1.09
                  ===============                                           ===========


The aggregate  intrinsic  value of stock options  outstanding,  as well as those exercisable, at July 31, 2007 is $27,000. All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at July 31, 2007. The aggregate intrinsic value of stock options exercised in the six-months ended July 31, 2007 was $92,250.

4. RELATED PARTY TRANSACTIONS

On May 26, 2004, Mr. Richard Kern joined the Company's Board of Directors. Mr. Kern is also the President of MinQuest Inc. ("MinQuest"). All of the Company's mineral properties have been optioned from MinQuest. The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties. All exploration work undertaken on any of the Company's properties will be at the direction and discretion of the Company. For the six months ended July 31, 2007, the Company made total property option payments of $75,000 (July 31, 2006 -

$65,000) to MinQuest related to the property option payments for the Cortez ($40,000), the Gilman ($15,000) and the Imperial ($20,000) properties. Included in the net loss for six months ended July 31, 2007 is an amount of $3,500 (July 31, 2006 - $6,000) with respect to fees paid to Mr. Kern for geological services rendered to the Company. In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $1,732 (July 31, 2006 - $744) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company's properties.


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

During 2006 the Company conducted drill programs on the Hercules Property that was completed in February 2007 and on the Bankop Property that was completed in January 2007. For 2007 the Company intends to undertake a small drill program on the Gilman Property and follow-up on work completed on the Hercules Property in 2006 and the Crescent Fault Property completed in 2005. The final budgets for these programs are yet to be finalized and approved by the Board of Directors.

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

Results of Operations

We did not earn any revenues during the three or six months ended July 31, 2007 or 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended July 31, 2007, we incurred a net loss of $452,446 compared to a net loss of $340,699 for the comparative period in 2006. Our year to date net loss for 2007 has increased over 2006 largely due to increased mineral claim payments and exploration expenditures. In the first quarter of 2007 the Company was completing the drill programs on its Hercules and Bankop properties. Both of these drill programs had begun in the late fall of 2006. For the six months ended July 31, 2006, the only significant mineral claim payments and exploration expenditures related to the property options payments. No drill programs were ongoing in the first six months of 2006. For the six months ended July 31, 2007, the Company made total property option payments of $75,000 to MinQuest related to the property option payments for the Cortez ($40,000), the Gilman ($15,000) and the Imperial ($20,000) properties. In 2006, the Company recorded $65,000 of property option payments relating to the initial option payment on the Cortez Property ($30,000) and option payments on the Imperial ($20,000) and Gilman ($15,000) properties. Total mineral claim payments and exploration expenditures also increased significantly due to the effect of stock-based compensation. Stock-based compensation for 2007 was $187,800 while it was $195,600 in 2006. However, in 2007, stock options granted related to mineral claim payments and exploration expenditures while in 2006 they related to consulting.

During the three months ended July 31, 2007, we incurred a net loss of $266,220 compared to a net loss of $264,776 for the comparative period in 2006. Our loss for the current quarter for 2007 is consistent with that of the same period in 2006. However, the total for mineral claim payments and exploration expenditures increased significantly due to the effect of stock-based compensation. Stock-based compensation for 2007 was $187,800 while it was $195,600 in 2006. However, in 2007, stock options granted related to mineral claim payments and exploration expenditures while in 2006 they related to consulting.

Liquidity and Capital Resources

We had cash of $168,907 as of July 31, 2007. We anticipate that we will incur the following through to the end of July 2007:

o $105,000 in connection with mineral claim payments and $653,000 in exploration expenditures of the Company's properties;

o $85,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended July 31, 2007 was $406,005 compared to $147,935 during the six months ended July 31, 2006. The increase in cash used in operating activities was the result of an increased net loss in 2007 as well as the effect of the paying down of accounts payable. During the six-months ended July 31, 2007 the Company used cash to pay down accounts payable by $141,282 while for the same period in 2006 the outflow from the payment of accounts payable was $10,823.

Cash from financing in 2007 related to $199,500 received from the exercise of common stock options while cash used in financing in 2006 of $30,000 related to the purchase and redemption of 3,000,000 common shares purchased by the Company from Greg Crowe upon his resignation from the Company's Board of Directors. Investing activities related to the payment of reclamation bonds of $10,100 and $3,614 in 2007 and 2006 respectively.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,383,435 for the period from December 21, 2001 (inception) to July 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


Date:   September 11, 2007

AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer