Form 10QSB
period 2007-10-31
AMERICAN GOLDFIELDS INC
filed 2007-12-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,980,378 shares of common stock, $0.001 par value, issued and outstanding as of December 14, 2007.

Transitional Small Business Disclosure Format (elect one) Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

TABLE OF CONTENTS

Page
PART I - Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3 Controls and Procedures
PART II – Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)                                                                                          October 31          January 31
                                                                                                                           2007                    2007
------------------------------------------------------------------------------------------ --------------------- -------------------
Assets
CURRENT ASSETS
     Cash and cash equivalents                                                  $            61,834   $          385,512
     Prepaid expenses                                                                                 21,993                   1,699
                                                                                                       -- ------------------ -- ----------------

          Total current assets                                                                        83,827              387,211

Reclamation deposits                                                                               54,968               33,741
Web-site development costs, net                                                                   -                     500
                                                                                                     -- ------------------ -- ----------------

Total Assets                                                                              $          138,795    $         421,452
=========================================================================

Liabilities

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                         $           64,367   $         139,627
     Accounts payable – related party (note 4)                                             -                 30,000
                                                                                                    -- ------------------ -- ----------------

          Total current liabilities                                                                  64,367             169,627
                                                                                                    -- ------------------ -- ----------------
Stockholders’ Equity

SHARE CAPITAL
     Authorized
          600,000,000 (January 31, 2007 – 600,000,000 common
            shares with a par value of $0.001 per share
          100,000,000 preferred shares with a par value of $0.001
            per share
     Issued
          20,667,878 (January 31, 2007 – 20,292,878) common
            Shares issued and outstanding at October 31, 2007                            20,668               20,293
     Additional paid-in capital                                                                           2,847,182          2,460,257
     Warrants                                                                                                          702,264             702,264

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE    (3,495,686)        (2,930,989)
                                                                                                                   -- ------------------ -- ----------------

          Total stockholders' equity                                                                          74,428            251,825
                                                                                                                   -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                                           $          138,795    $       421,452
=======================================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Loss
(Unaudited)
                                                                Three-Months Ended    Nine-Months Ended
                                                                           October 31                October 31             Inception
                                                                        -------------------        --------------------      December 21, 2001
                                                                         2007         2006         2007         2006     to October 31,2007
                                                                       -------        -------        -------        -------     --------------------
Expenses
     Mineral claim payments and
       exploration expenditures             $    96,258    $ 62,674   $ 509,647  $  152,973     $ 2,218,755
     Office and sundry                                  9,228         9,680        26,158        26,005           486,438
     Rent                                                          1,239           741           3,545          2,997            18,711
     Professional fees                                    2,574        2,953         16,378          9,959          154,574
     Transfer agent fees                                     75           375              170             410              6,205
     Amortization                                                  -         1,500              500          4,500            18,000
     Directors’ fees                                       2,877         1,120           8,299          3,777            20,219
     Interest                                                           -                -                   -                 -               1,070
     Consulting fees                                             -                -                  -      222,100           583,027
                                                         ----------------------------------------------------------------------------
Total expenses                                 $    112,251  $   79,043   $ 564,697  $  422,721     $ 3,506,999

Interest income                                                  -                 -                  -          2,979           11,313
                                                          -------------------------------------------------------------------------------
Net loss for the period                    $   (112,251)  $ (79,043)  $(564,697) $ (419,742) $(3,495,686)
======================================================================

Basic and diluted loss per share
    of common stock                         $       (0.01)   $   (0.00)     $      (0.03)  $    (0.02)
==========================================================

Weighted average shares outstanding
– basic and diluted                            20,667,878  23,010,269   20,482,713  24,734,636
============================================================

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
                                                                  Three-Months Ended  Nine-Months Ended
                                                                       October 31              October 31           Inception
                                                                    ------------------         ----------------     December 21, 2001
                                                                       2007     2006         2007    2006     to October 31, 2007
------------------------------------------------------------------------    ---------------   ------------  ------------  ------------- ------------------
Cash provided by (used in):

Cash flows used in operating activities
     Net loss for the period                               $  (112,251)  $ (79,043)  $(564,697)  $(419,742)  $(3,495,686)
     Adjustments to reconcile net loss to net
       Cash flows used in operating activities:
         Stock-based compensation                                                   -                  -      187,800        195,600      1,729,000
         Amortization                                                                            -           1,500             500           4,500           18,000
       Changes in assets and liabilities
         Prepaid expenses                                       (19,717)         (681)       (20,294)         4,306         (21,993)
         Accounts payable and accrued liabilities               36,022            651      (105,260)      (10,172)         68,910
                                                                   ----------------  -----------  --------------  -------------  -----------------

      Net cash used in operating activities                 (95,946)      (77,573)     (501,951)     (225,508)    (1,701,769)
                                                                   ----------------  -----------   -------------  --------------  ---------------
Cash flows from (used in)financing activities
      Proceeds from loan                                                       -             -                   -                   -             60,000
      Repayment of loan principal                                       -             -                   -                   -            (60,000)
      Cancellation of common stock                                   -             -                   -        (30,000)           (60,000)
      Proceeds from the issue of common stock                   -             -                   -                  -          1,104,571
      Proceeds from the exercise of stock options               -   240,000       199,500      240,000            774,000
                                                                   ---------------  ----------  --------------    ------------ ------------------
      Net cash from financing activities                                                    -   240,000        199,500    210,000          1,818,571
                                                                   ---------------  ----------  --------------    -----------  -----------------
Cash flows used in investing activities
      Reclamation deposit                                                               (11,127)     (2,919)        (21,227)     (6,533)           (54,968)
                                                                   --------------  ------------  --------------    -----------  ----------------
      Net cash used in investing activities                                   (11,127)    (2,919)         (21,227)    (6,533)          (54,968)
                                                                   ---------------  -----------  --------------    ----------  ----------------

Increase (decrease) in cash                                                       (107,073)    159,508     (323,678)    (22,041)           61,834

Cash, beginning of period                                                           168,907    133,447       385,512    314,996                  -
                                                                   --------------  -----------  ---------------  ----------  -----------------
Cash, end of period                                                                  $    61,834  $292,955    $    61,834  $ 292,955      $   61,834
====================================================================================
SCHEDULE OF NON-CASH ACTIVITIES
      Settlement of accounts payable  by contribution
         from a shareholder                                                          $        -         $      -         $         -     $       -         $    4,543
      Web-site development costs related to non-
         Employee stock-based compensation                         $        -         $      -         $         -     $       -         $   18,000

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

October 31, 2007 and 2006

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended January 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended January 31, 2007 has been omitted.  The results of operations for the three and nine month periods ended October 31, 2007 are not necessary indicative of results for the entire year ending January 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,495,686 for the period from December 21, 2001 (inception) to October 31, 2007, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Issued Shares

During the nine-months ended October 31, 2007, a total of 375,000 common shares were issued pursuant to the exercise of common stock options.  Total proceeds received by the Company for these issuances were $199,500.

3. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the year ended January 31, 2007 or the nine-month period ended October 31, 2007.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the nine-months ended October 31, 2007, the Company granted 300,000 (October 31, 2006 - 200,000) options under the 2004 plan.  These options were valued using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Dividend yield	0%	0%
Expected volatility	126%	139%
Risk-free rate	4.61%	4.43%
Expected life	10 years	10 years

For the nine-month period ended October 31, 2007, $187,800 has been included in mineral claim payments and exploration expenditures on the Statement of Operations while a consulting expense of $195,600 was recorded by the Company in relation to the options granted during for the nine-months ended October 31, 2006.

Activity under the 2004 Plan is summarized as follows:
                                                                        Weighted
                                                                         Average
                                                Options             Exercise
                                             Outstanding          Price
                                            -----------------   -----------------
Balance, January 31, 2007        925,000     $             1.00

Options granted                        300,000     $              0.65
Options exercised                    (375,000)    $             0.53
                                            -----------------    -----------------

Balance, October 31, 2007        850,000    $              1.09
                                           ==========    ==========

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at October 31, 2007:
                            Weighted
                             Average
                                                       Remaining    Weighted       Number of       Weighted
        Range of      Number of     Contractual    Average         Options           Average
        Exercise        Options            Life                Exercise        Currently          Exercise
          Prices     Outstanding     (in Years)          Price            Exercisable          Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.06          50,000               6.42           $   0.06               50,000         $      0.06
           $1.00         200,000              8.67           $   1.00             200,000         $      1.00
           $1.20         600,000              8.00           $   1.20             600,000         $      1.20
   ----------------- ---------------                                                    -----------

                              850,000             8.06           $   1.09            850,000         $      1.09
                  ===============                                        ===========

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at October 31, 2007 is $25,000.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at October 31, 2007.  The aggregate intrinsic value of stock options exercised in the nine-months ended October 31, 2007 was $92,250.

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors.  Mr. Kern is also the President of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the nine months ended October 31, 2007, the Company made total property payments of $75,000 (October 31, 2006 - $65,000) to MinQuest related to the Cortez ($40,000), the Imperial ($20,000) and Gilman ($15,000) properties.  Included in the net loss for nine months ended October 31, 2007 is an amount of $5,500 (October 31, 2006 - $9,000) with respect to fees paid to Mr. Kern for geological services rendered to the Company.  In addition, the Company has reimbursed Mr. Kern or MinQuest a combined total of $24,071 (October 31, 2006 - $23,161) for expenses including subcontractor costs, claim filing fees, documentation preparation, field sample costs and travel related to exploration activity on the Company’s properties.

On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by the President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made on April 30, 2007.

5. Subsequent Event

On December 6, 2007, the Company closed a private placement consisting of 312,500 units at $0.64 per unit for total proceeds of $200,000.  Each unit consists of one common share and two non-transferable share purchase warrants, designated Class A and Class B.  Each warrant entitles the subscriber to purchase one common share of the Company for a period of five years from the date that the warrant first becomes exercisable.  The warrants have an exercise price of $0.70 per share for the Class A warrants and $0.74 per share for the Class B warrants.  The Class A warrants are exercisable immediately and the Class B warrants are exercisable commencing February 6, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

As used in this Form 10-QSB, references to the “American Goldfields Inc.,” “Company,” ”we,” “our” or “us” refer to American Goldfields Inc., unless the context otherwise indicates. This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2007 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001.  Effective March 31, 2004, the Company changed its name to American Goldfields Inc. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for the extraction of mineral deposits and enter a development stage.

Over the next twelve months, the Company intends to explore various properties to determine whether there are commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees nor to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the necessary equipment for the exploratory work to be conducted.

During 2006, the Company conducted drilling programs on the Hercules Property that was completed in February 2007 and on the Bankop portion of the Cortez Property that was completed in January 2007.  For 2007, the Company intends to undertake a small drilling program on the Gilman Property, follow-up on the work from the 2006 Hercules Property drilling program and the 2005 drilling program on the Crescent Fault portion of the Cortez Property. The Company intends to incur $125,000 on the Gilman Property, $150,000 on the Crescent Fault Property, and $275,000 on the Hercules Property. The budgets for these programs have been approved by the Board of Directors.

As discussed below, we anticipate that we will require additional funding. We expect that such funding will be obtained through equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program,

Results of Operations

From inception through the date of this Report, we did not earn any revenues.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended October 31, 2007, we incurred a net loss of $564,697 compared to a net loss of $419,742 for the comparative period in 2006.  Our year to date net loss for 2007 has increased over 2006 largely due to increased mineral claim payments and exploration expenditures.  In the first quarter of 2007, the Company was in the process of completing the 2006 drill programs on its Hercules and Bankop Properties.  Both of these drill programs had begun in the late fall of 2006.  In addition, in the third quarter of 2007, the Company began its 2007 drill program on the Hercules Property.  For the nine months ended October 31, 2006, the most significant mineral claim payments and exploration expenditures related to the property options payments and the commencement of the 2006 exploration program on the Bankop Property.  For the nine months ended October 31, 2007, the Company made total property option payments of $75,000 to MinQuest related to the property option payments for the Cortez ($40,000), Gilman ($15,000) and Imperial ($20,000) properties.  In 2006, the Company recorded $65,000 of property option payments relating to the initial option payment on the Cortez Property ($30,000) and annual option payments on the Imperial ($20,000), and Gilman ($15,000) properties. Total mineral claim payments and exploration expenditures also increased significantly in 2007 due to the effect of stock-based compensation.  Stock-based compensation for 2007 was $187,800 while it was $195,600 in 2006.  However, in 2007, the stock options the Company granted related to mineral claim payments and exploration expenditures whereas in 2006 they related to consulting.

During the three months ended October 31, 2007, we incurred a net loss of $112,251 compared to a net loss of $79,043 for the comparative period in 2006.  Our loss in the current quarter has increased over the corresponding period in 2006 largely due to increased exploration expenditures.  In the third quarter of 2007 the Company’s exploration activity on the Hercules Property was greater than its mineral property acquisition and exploration expenditures in the corresponding period of 2006 relating to the Hercules and Bankop Properties.  General and administrative expenses were largely similar between 2007 and 2006.

Liquidity and Capital Resources

We had cash of $61,834 as of October 31, 2007. We anticipate that we will incur the following through the next twelve months:

•	$105,000 in connection with property option payments and $550,000 in exploration expenditures of the Company’s properties;

•	$86,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended October 31, 2007 was $501,951 compared to $225,508 during the nine months ended October 31, 2006.  The increase in cash used in operating activities was the result of an increased net loss in 2007 as well as the effect of the paying down of accounts payable.  During the nine-months ended October 31, 2007 the Company used cash to pay down accounts payable by $105,260 while for the same period in 2006 the outflow from the payment of accounts payable was $10,172.

Cash from financing in 2007 and 2006 of $199,500 and $240,000 respectively related to the exercise of common stock options.  Cash used in financing in 2006 of $30,000 related to the purchase and redemption of 3,000,000 common shares purchased by the Company from Greg Crowe upon his resignation from the Company’s Board of Directors.  Investment activities related to the payment of reclamation bonds of $21,227 and $6,533 for the nine months periods ended October 31, 2007 and 2006 respectively.

As discussed below, on December 6, 2007, the Company closed a private placement consisting of 312,500 units at $0.64 per unit for total proceeds of $200,000. Even with the proceeds received from the December 2007 financing, current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. Accordingly, we anticipate that the additional funding that we require will be through equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

Moreover, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $3,495,686 for the period of December 21, 2001 (inception) to October 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending October 31, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Annual Report on Form 10-KSB for the period ending January 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

In addition, the future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. There is substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no additional unregistered sales of equity securities during the quarter ended October 31, 2007.

On December 6, 2007, the Company closed a fully subscribed for private placement of 312,500 units of the Company’s securities. The units were offered and sold at $0.64 per unit for a total offering price of $200,000 by selling to two purchasers a total of 312,500 units of the Company’s securities. Each unit consists of one share of common stock and two warrants, one of which was designated the Class A Warrant and the other the Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.70. Each Class A Warrant is exercisable as of December 6, 2007 and expires five years from the date of issuance. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.74 beginning two months from the date of issuance and expires five years from the date it first becomes exercisable. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended.  Each of the purchasers represented to the Company that such purchaser were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Where Found

4.1	Form of Class A Warrant Agreement	Attached Hereto

4.2	Form of Class B Warrant Agreement	Attached Hereto

10.1	Form of Private Placement Subscription Agreement	Attached Hereto

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto

32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2007 AMERICAN GOLDFIELDS INC. By: /s/ Donald Neal Name: Donald Neal Title: President, Chief Executive Officer, Secretary and Treasurer