Form 10-K
period 2008-01-31
AMERICAN GOLDFIELDS INC
filed 2008-04-30
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008
Commission file number: 0--49996

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0867612
(State of incorporation)	(I.R.S. Employer Identification No.)

200-4170 Still Creek Drive
Burnaby, B.C. Canada V5C 6C6
(Address of principal executive offices)

(604) 299-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as July 31, 2007 was approximately $26,868,241.

The number of shares of the issuer’s common stock issued and outstanding as of April 28, 2008 was 21,292,878 shares.

Documents Incorporated By Reference:  None

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

On February 10, 2004, Mr. Lucrezia sold 3,000,000 shares of Common Stock to each of Donald Neal and Gregory Crowe pursuant to a Purchase and Sale Agreement dated as of such date.  The purchase price for each share of common stock was $0.035, amounting in the aggregate to $105,000 for each of Messrs. Crowe and Neal. Immediately subsequent to this sale Mr. Lucrezia no longer held any shares of capital stock or other equity in the Company.

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

ITEM 1A.                      RISK FACTORS

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.                      DESCRIPTION OF PROPERTIES

We currently maintain our corporate office at 200-4170 Still Creek Drive, Burnaby, B.C., Canada, at a cost of CDN $616 per month. This rental is based on a one year lease that commenced March 1, 2008.

We have interests in the following real properties:

GILMAN PROPERTY

422400m E.
451800m E.
481400m E.
511000m E.
540600m E.
570200m E.
611400m E.
4429200m N.
4384800m N.
4353000m N.
4321200m N.
411200m E.
441400m E.
471400m E.
501600m E.
531800m E.
NAD27 Zone 11S
613200m E.
Stillwater Range
Humboldt Salt Marsh
Clan Alpine Mts.
Healy Peak 2697
Desatoya Mts.
3040
Railroad Pass
1960
Austin
50
Mt. Callaghan 3105
Simpson Park Mts.
Roberts Creek Mt.
3089
Diamond Valley
Diamond Mts.
3235
Eureka
Mahogany Hills
Antelope Peak 3115
Summit Mountain 3189
Bunker Hill 3497
Gilman Project
Mount
North Shoshone Peak 3143
South Shoshone Peak 3067
Antelope Ra.
3080 Ninemile Peak
Wildcat Peak 3203
Ione
361
376
Gabbs Valley
Gabbs
Arc Dome 3589
Toquima Range
Monitor Peak 3309
Mt. Jefferson 3642
2935
Round Mountain
Mt. Ferguson
Duckwater
Shoshone Mts.
Toiyabe Range
Valley
Monitor Range
NEVADA
AMERICAN GOLDFIELDS, INC.
GILMAN PROJECT
LANDER COUNTY, NEVADA
TN
MN
14½°
0 10 20 30 40 50 60 miles
0 25 50 75 100 km

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Map of Gilman Property located in western Nevada.

On May 7, 2004, the Company completed the formal agreement with MinQuest for an option to acquire a 100% interest in a property known as the Gilman Property.  The agreement requires minimum annual property option payments with a total of $85,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased. The Company is not required to use MinQuest for exploration undertaken on the Gilman Property. However, at its discretion, the Company has engaged MinQuest as the principal contractor for exploration performed to date.

On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009.  On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007.  The result is that the Company was required to spend approximately $153,000 by May 15, 2007.  With agreement from MinQuest, upon completion of the drill program expected to be completed by the second quarter of 2008, the Company will have met its exploration obligations to January 31, 2008.  All other terms and commitments of the original agreement remain unchanged.

To January 31, 2008, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 annual option payments due in May 2007, 2006 and 2005.  In addition the Company has incurred approximately $132,000 in exploration expenditures on the property. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Geological Exploration Program

Evaluation of the Gilman claims to January 31, 2007 had consisted of the preparation of a topographic base map, and surface and underground geochemical sampling. In addition, as part of the permitting process the Company undertook an archeological review of the property.  During 2008, the Company received a permit to drill on the Gilman Property.  The Board of Directors has approved an $112,500 (excluding reclamation bond and claim filing fees) drilling budget that includes three reverse circulation holes for a total of 3,000 feet of drilling.  The program began in January 2008 with the goal of testing a previously untested range front fault hosted quartz vein system. Testing has been initiated at the northern end of a mile-long target zone.  Due to heavy snowfall only one hole was drilled in January 2008 before the rig had to be removed from the property.  It is hoped that drilling will be restarted in April 2008.

IMPERIAL PROPERTY

AMERICAN GOLDFIELDS, INC
IMPERIAL PROJECT
ESMERALDA COUNTY, NEVADA
Imperial Project
Tonopah
Goldfield
Silver Peak
Coaldale
Basalt
Mina
Dyer
Deep Sprs.
Bishop
Big Pine
Benton
Rovana
Toms Place
Scotty's Junction
Warm Springs
Columbus Salt Marsh
Excelsior Mts.
White Mountains
Big Smoky Valley
San Antonio Mts.
Montezuma Peak 2553
Piper Peak 2880
Magruder Mt. 2757
Boundary Peak 4006 (13143 ft)
White Mt. Peak 4342
Mount Montgomery
Montgomery Pass
Pilot Peak 2800
Kawich Peak 2866
Kawich Range
Cactus Ra.
Cactus Flat
Reveille Peak
Quartzite Mt. 2367
Mt. Helen 2183
Belted Range
Deep Springs Lake
Eureka Vall
NAD27 Zone 11S
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

To January 31, 2008, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 option payments due in July 2007, 2006 and 2005.  In addition the Company has incurred approximately $276,000 in exploration expenditures on the property which satisfies the Company’s expenditure requirements to July 1, 2007.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

The Company is currently reviewing its plans for the Imperial Property but did not undertake an exploration on the Imperial Property in 2007 nor does it intend to incur any significant exploration expenses on the property in 2008.

HERCULES PROPERTY

AMERICAN GOLDFIELDS, INC.
HERCULES PROJECT
LYON COUNTY, NEVADA
Hercules Project
NAD27 Zone 11S
NAD27 Zone 10S
Reno
Sparks
Carson City
Virginia City
Gold Hill
Silver City
Dayton
Wabuska
Silver Springs
Fernley
Wadsworth
Hazen
Fallon
Lahontan Dam
Lahontan Res.
Carson Lake
Carson Sink
Nixon
Pah Rah Ra.
Yerington
Mason
Weed Heights
Schurz
Smith
Wellington
Minden
Gardnerville
Genoa
Stewart
Lake Tahoe
S. Lake Tahoe
Stateline
Truckee
Frenchman
Job Peak
Mt. Como
Mt. Siegal
Juniper Pk.
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

To January 31, 2008, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005.  In addition the Company has incurred approximately $714,000 in exploration expenditures on the property which satisfies the Company’s expenditure requirements to January 31, 2008.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Exploration History of the Hercules Property

The Hercules Property was first discovered in 1860 by pioneers during the famous “Washoe Rush”. Production from high grade veins started as early as 1870 and occurred as late as 1956. The Hercules Mine, located on the property, had production of 5,000 ounces of gold and 20,000 ounces of silver as indicated from stoping. Recent exploration efforts began in the early 1980’s when placer mining was attempted on the eastern portion of the property, below the Hercules Mine. Since then, Asamera, St. Joe, Horizon Gold, Phelps Dodge and Adamas\GSL have conducted exploration efforts totaling over US$2,000,000 in expenditures.  Drilling undertaken by predecessor companies are as follows:

	St. Joe	1985	11 RC holes for 2,715 feet (882 m)
	Asamera	1985	10 Core holes for 4,314 feet (1,400 m)
	Horizon Gold	1986-90	138 RC holes for 18,091 feet (5,874 m)
	Phelps-Dodge	1995-97	17 RC holes for a total of 8,805 feet (2,859 m)

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

Geological Exploration Program

The exploration potential at the Hercules Property is considered excellent. Several of the near-surface targets were poorly tested and are open between the current targets. Obvious extensions of drilling, soil and rock gold anomalies and high grade veins in old workings suggest not only an excellent chance of increasing the known resource of open pit mineralization but of finding a world class bonanza gold/silver deposit at depth. The vast majority of the previous resource drilling was vertical and did not test for these potentially higher grade fault zones.

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

During 2006 the Company completed a drill program consisting of 10 holes for a total of 4,805 feet which was completed in March 2007.

Hole H0601 - tested altered volcanic rock on the west side of the property.  This hole was angled at -45 degrees N25E to test a fault zone containing silicified and pyritic mudstone and tuff at surface.  This near surface zone of alteration was encountered from surface to 45 feet. The hole passed through clay altered volcanic tuff and remained in unaltered mudstone from 140 feet to 480 feet.  The last 20 feet of the drill hole from 480 to 500 feet contained unaltered latite.  In other areas of the property the mudstone unit varies from 140 to 210 feet in thick.  Given the angle of the drill hole and the possibility of relatively flat bedding, the true thickness of the mudstone in H0601 is probably 230 to 240 feet.  This is consistent although a little thicker than the suggested thickness from elsewhere on the property.

Holes H0602 to H0605 - targeted the eastern structural trend.  H0602, H0602A and H0603 were step offs of the 2005 drilling efforts.  This year’s drill holes were drilled at steeper angles from -60o to -70o and to depths of 500 to 600 feet to provide deeper penetration of the mudstone unit in resource area “A”.  The holes were stepped back east from the 2005 drill holes by 100 feet.  No faults were apparent in the mudstone, although the faulting projected from the 2005 drilling suggested a 60 to 65 degree dip to the east.

Hole H0602 was drilled 100 feet east of H0501 N60W at an angle of -70.  The hole penetrated 65 feet of post mineral dacite then encountered silicified and clay altered volcanic agglomerate to 120 feet.  At this point the hole was lost due to caving.  A five foot intercept of 2.32 ppm gold within a broader 20 feet zone of .89 ppm gold was encountered immediately below the dacite cap.

Hole H0602A was drilled 20 feet northeast of 0602 due east at an angle of -60.  This hole encountered 10 feet of 0.2 ppm gold from 75 to 85 feet and at least one five foot sample that was a void (no sample collected).  The alteration was similar to H0602 just below the dacite.  H0602A contained 260 feet of mudstone before encountering an unaltered crystal tuff to volcanic agglomerate at 490 feet.  No alteration or elevated gold values were encountered below the initial gold values described above.

Hole H0603 was drilled 400 feet north of H0602 on the northern margin of the “A” resource described in previous reports.  H0603 offset H0503 by 125 feet east.  Hole H0603 was set up to intersect the projected “A” structure perpendicularly.  The hole was angled N60W at -70 degrees.  It entered the mudstone unit at 30 feet and remained in mudstone for its entire length.  Clay alteration of the mudstone was noted between 30 and 125 feet, but no significant gold values or silica were present within this zone.   It is assumed that a fault zone down dropping the mudstone to the west, artificially thickening the unit by repeating the sequence.

Holes H0604 and H0605 were drilled to the west of resource area “C”.  Hole H0604 was drilled due east at -45o.  Hole H0605 was drilled S80E at -45o.  The “C” resource area is poorly defined by drilling.  Only 2 holes were previously drilled on the western side of the “C” resource fault zone.  Only one of those contained ore grade values and that hole was positioned on top of the fault.  The 2006 drill program stepped back 100 to 200 feet from the fault to determine if the fault rolled back to the west.  Both holes encountered significant near surface alteration and mineralization from 40 feet to depth.

Hole H0604 was drilled furthest south and encountered 50 feet of 0.45 ppm gold from 70 feet to 120 feet.  An additional five feet assayed 0.42 ppm at 250 feet.  Both mineralized zones contained significant quartz veining, silicification and argillization.  The second area of deeper mineralization may be related to high-angle faulting.  Drill hole H0605 was positioned 300 feet northwest of H0604.  H0605 penetrated 105 feet of alluvium before encountering 60 feet of 0.49 ppm gold.  Within this mineralized interval, 25 feet of 0.71 ppm was intercepted with a best of 1.345 ppm over five feet.  These intercepts have significantly increased the area of the “C” resource and provided excellent potential for discovery of additional resources to the west of the known mineralization.

Holes H0606 to 0608 – were all drilled in the West Ridge resource area.  The holes offset known mineralization in the pediment and were projected to encounter vein mineralization at depth.  All of the drill holes encountered significant alteration with anomalous gold and silver values over widths of 25 to 80 feet thick.  Generally, these altered zones start immediately below alluvial cover.  The alteration consists of stockwork quartz-calcite veining and silicification within a crystal tuff to tuff breccia.

H0606 was the furthest south drill hole in the 2006 drill program.  It offset Phelps Dodge drill holes with significant mineralization in alluvium cover.  Hole 0606 intersected the best overall gold and silver values of the three holes drilled in this area.  The mineralization started at the base of the alluvium (140 feet) and continued over a width of 55 feet.  The best interval averaged 0.47 ppm gold and 11 ppm silver over 40 feet or 10 feet of 0.72 ppm gold and 13 ppm silver.  Although these values are not stunning, this hole extends mineralization from the Phelps Dodge drilling.  It is the furthest west hole drilled to date and indicates the mineralization continues to get better further to the west.

H0607 was drilled about 400 feet northeast of H0606.  This hole contained approximately 50 feet with an average of 0.1 ppm gold and 1 ppm silver.  Although this is not ore grade, the zone is definitely significant.  It suggests a rather large area of alteration which is totally blind and open to the north, west and south in relatively flat landscape which would be easy to explore.  Weak alteration and mineralization continues in H0607 to 480 feet.  The drilling continued to 530 feet, but alteration tapers off dramatically.

H0608 was drilled about 300 feet further to the northeast to offset a Phelps Dodge drill hole.  The PD hole encountered 20 feet of 0.23 opt gold (about 7.5 ppm gold).  In H0608 the entire hole contained moderately altered volcanic breccias with minor quartz stockworks and moderate bleaching of mafic minerals.  The entire hole was anomalous in gold (0.0X ppm).  Several individual zones contained 15 to 20 feet thick intercepts of mineralized quartz veining.  The gold and silver values remained weak compared to the previous drilling by Phelps Dodge.  However, the discreet zones of mineralization generally averaged 0.2 ppm gold and 12 ppm silver within thicker intercepts of 0.0X ppm.  Individual five feet samples assayed 0.3 to 0.45 ppm gold and up to 30 ppm silver.

Holes H0609 and H0610 - targeted two altered structures within a crystal tuff unit.  The mineralized area is 800 feet west of the western margin of resource “A”.  Both drill holes were located to intersect apparent mineralized structures observed on surface.  Drill hole H0609 was drilled due east at -60 degrees.  It intersected 15 feet of gold mineralization (0.66 ppm) from 65 to 80 feet.  This zone may be related to bedding replacement of a volcanic tuff.

Hole H0610 encountered 15 feet of 0.24 ppm gold and 3 ppm silver in a near surface zone of silicified volcanic material between 55 and 70 feet.  An additional zone of silicified and mineralized material was encountered between 180 and 200 feet.  This zone included an average of 0.2 ppm gold and 2 ppm silver which is likely coincident with the obvious structure on surface.  Both drill holes encountered blind near surface mineralization adjacent to structures that had been previously recognized and drilled.

The 2006 drilling program was successful in expanding the known target areas and finding new areas of near-surface, low grade gold and silver.  The new intercepts in the “C” resource area (H0604 and H0605), and the West Cliffs zone (H0606 through 0608) combined with the intercepts from the 2005 drilling program in the “A” area indicate potential for an increase in the historic target zones.  Drilling in the north central area also provided new evidence for increasing targets (H0609 and 0610). The interpretation of the 2006 drilling results also suggests faults previously believed to dip to the east may roll to the west at relatively shallow depth.  This finding coupled with the potential for increase of near-surface resources indicates changes are necessary to the exploration philosophy at Hercules.

Future drill programs will be concentrated on further developing the shallow targets on both the east and west sides of the known structures.  Previously, the historic drilling had concentrated on the east side of the structures, defining the shallow resources in “A” through “C”.   The recent holes drilled in the 2005 and 2006 exploration programs suggest further near-surface targets are likely to be developed within the “A” through “C” areas, the West Cliffs hanging wall and the central core between these two areas.  The topography is relatively flat allowing for an inexpensive, shallow drilling program.

Drilling to depth on the structural zones remains a significant target for developing high grade resources at depth.  Because of the interpretation of the deeper drill holes completed during this program, it is recommended that the next set of deep holes on the property should be drilled from west to east on the northeastern veins within the “B” to “C” resource areas.  The interpretation of the recent drilling suggests that the veins may roll over developing dips of near vertical to westerly at depths of less than 500 feet.

During 2007 the Company conducted a drill program that was completed in March 2008. The program included the drilling of 24 holes for a total 7,415 feet.  The budget for the program approved by the Board of Directors was $275,000.  The Company is awaiting the final assay and report results.

CORTEZ PROPERTY

AMERICAN GOLDFIELDS, INC.
BULLION MT, BANKOP,
CRESCENT FAULT PROJECTS
LANDER & EUREKA COUNTIES, NEVADA
Bullion Mt. Project
Bankop Project
Crescent Fault Project
Winnemucca
Golconda
Sonoma Range
Sonoma Peak 2864
Valmy
North Peak 2606
Battle Mt.
Antler Peak 2510
Battle Mountain
Dunphy
Beowawe
Emigrant Pass 1864
Carlin
Elko
Lamoille
Ruby Dome 3471
Lee
Jiggs
Ruby Mou
Mill City
East Range
Granite Mt. 2566
Mt. Tobin 2979
Mt. Moses 2635
Shoshone Range
Mt. Lewis 2950
Crescent Valley
Cortez Mountains
Mt. Tenabo 2793
Bald Mt. 2607
Sherman Mt. 3146
Humboldt Salt Marsh
Mt. Callaghan
Healy Peak
Pine Creek
Reese
Humboldt
NAD27 Zone 11S
444000m E.
473000m E.
502200m E.
531200m E.
560400m E.
589600m E.
630000m E.
433400m E.
463000m E.
492800m E.
522400m E.
552200m E.
632400m E.
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

To January 31, 2008, the Company had made the initial option payment of $65,000 due on signing as well as the $40,000 option payment due February 2007 and the $30,000 option payment due in February 2006.  In addition the Company has incurred approximately $230,000 in exploration expenditures on the property.  With agreement from MinQuest, upon the completion of the drill program planned for the second quarter of 2008 the Company will have met its exploration requirements to February 15, 2008.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

For 2007 the Board of Directors has approved a budget of $150,000 for the Crescent Fault Property.  The exploration plan includes drilling three or four holes for a total of 2,000 feet.  The work has not yet been completed but it is hoped that it will be undertaken in April or May 2008.  The Company has not yet made its determination on its 2008 exploration programs.

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

Mineralization occurring within the property is gold associated with arsenic and mercury. The main alteration type is clay, and therefore, it is rare for the mineralization to outcrop. Instead it is usually found in topographic lows. Bulldozer work has exposed decalcified sandstone. This and several other gold anomalies in rocks and soils within the property are indications of Carlin style mineralization. Significant gold intercepts of Carlin style mineralization occur around a bulldozer trench. Several holes drilled in this area have shown mineralization.  All of the above holes were drilled vertically.

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

Geological Exploration Program

The work program undertaken by the Company in 2005 included an auger program that grid-sampled the entire claim block with 30 by 300 meter centers.  This program was successful in further defining the trend and extent of gold mineralization and identifying four other gold anomalies elsewhere on the property.  The reconnaissance auger sampling program was designed to further extend the known gold anomaly and potentially identify a widening of the gold zone.  Areas of blossoming gold anomalies may suggest structural intersections that should be drill tested.  The auger holes were positioned 30 meters apart along each line and lines were separated about 200 meters apart.  The holes penetrated the loess cover in almost every instance and collected soil and/or rock from the bottom of the hole.  Depths of penetration ranged from less than 0.3 meters to over 7 meters.

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

During 2006 the Company conducted a drill program that was completed in January 2007.    A total of seven holes covering 2,440 feet of the initially planned 3,000 feet of drilling were completed on the Property.  The drilling was terminated early because of extreme winter weather causing equipment failure.  The 2006 drill program on the Bankop Property was designed to test the expression of surface gold values discovered in the previous work programs at relatively shallow depths.  The surface expression of the gold values indicates at least three separate targets variously named the South, Central and East Targets.  The South and Central targets were drill-tested to determine the strike and extent of faulting that presumably controlled the gold deposition at surface.  The Company determined not to undertake an exploration program on the Bankop portion of the Cortez property in 2007.  The Company focused its resources on the Crescent Fault portion of the property in 2007.

The Bankop Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three projects making up the Cortez Property.  Based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company elected to conduct a drill exploration program on the Crescent Fault Property in 2007 in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement.  The Company has not yet made its determination on its 2008 exploration programs.

BULLION MOUNTAIN PROPERTY

Description and Location of the Bullion Mountain Property

The Bullion Mountain Property is located in Lander County, Nevada within T29N, R46E and consists of 18 mining claims. A portion of the claims is made up of the Bully and Chief groups of claims.  Access is via gravel road south from Battle Mountain  Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. All claims are held by Desert Pacific Exploration (‘DPE’) and under a Letter Agreement dated February 26, 2005 MinQuest acquired the rights to the claims comprising the Bullion Mountain Property from DPE. The Letter Agreement allows MinQuest to assign its interest to third parties.

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

The Bullion Mountain Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three projects making up the Cortez Property.  Based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company elected to conduct a drill exploration program on the Bankop Property in 2006 and the Crescent Fault Property in 2007 in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement.  As a result, the Company did not undertake an exploration program on the Bullion Mountain claims in 2007 or 2006.  The determination for expenditure allocation in 2008 will be dependent upon the review and analysis of the results of the 2007 drill program undertaken on the Crescent Fault Property.  Once that process is complete, the Company will determine its course of action for 2008.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “AGFL.OTC:BB”. The Over the Counter Bulletin Board is maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending January 31, 2008 and 2007:

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
2008	Fourth Quarter	$1.23	$0.46
	Third Quarter	$0.61	$0.35
	Second Quarter	$1.10	$0.51
	First Quarter	$1.74	$0.70
2007	Fourth Quarter	$0.82	$0.62
	Third Quarter	$1.06	$0.70
	Second Quarter	$1.85	$0.75
	First Quarter	$2.11	$0.60

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 15, 2008, we had fifty (50) registered holders of shares of common stock.

Recent Sales of Unregistered Securities

There were no sales of equity securities of the Company by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

As of April 28, 2008, there had been no dividends declared on the Company’s Common Stock.  We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	2,685,800(1)	$1.41	1,800,000
Total	2,685,800	$1.41	1,800,000

(1) Such amount includes 850,000 common stock purchase options which are outstanding and exercisable pursuant to the American Goldfields Inc.’s 2004 Stock Option Plan.  It also includes 1,835,800 common stock purchase warrants.

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. As of April 28, 2008, there were a total of 3,200,000 options that had been granted under the plan. Of these, 850,000 remain outstanding and exercisable at a weighted average exercise price of $1.09 per option.  The following discussion describes material terms of grants made pursuant to the stock option plans:

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Factors that May Affect Future Results” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Plan of Operations

Our business plan is to proceed with the exploration of the Gilman, Imperial, Hercules and Cortez Properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had cash of $29,771 and a working capital deficit of ($171,456) as of January 31, 2008.  Subsequent to January 31, 2008 we received total proceeds of $218,750 from the exercise of share purchase warrants.  Even with the receipt of these proceeds we do not have sufficient cash available to fund all of our planned exploration activities.  We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Results of Operations for the Fiscal Year Ended January 31, 2008

We did not earn any revenues during the fiscal year ended January 31, 2008 or 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2008 we had a net loss of $955,613 compared to $692,299 for the prior year, an increase of $263,314.  Our loss for 2008 has increased substantially over 2007 primarily due to an increase in mineral claim payments and exploration expenditures to $860,227 in 2008 from $393,787 in 2007, an increase of $466,440.   The increase was due to higher exploration costs, stock-based compensation, and option payments.  The increase in exploration expenditures was largely due to more exploration expenses being incurred in 2008 compared to 2007.  In 2008 the Company completed the 2008 drill program on the Hercules Property, commenced drilling on the Gilman Property, and completed the 2007 drill programs on the Hercules and Bankop Properties.  In 2007, the Company undertook a portion of the drill programs on the Hercules and Bankop Properties.  Both of these 2007 exploration programs carried over into February and March 2007. Stock-based compensation was $187,800 in 2008 compared to $195,600 in 2007.  In 2008, the stock-based compensation related to geology consultants and as a result has been expensed to exploration expense. In 2007, the stock-based compensation related to the granting of stock options to the Company’s President and accordingly the expense was allocated to Consulting Fees.  The balance of the increase in mineral claim payments and exploration expenditures was a result of the Company making option payments totaling $95,000 in 2008 compared to $85,000 in 2007.  During 2008 the Company made option payments under the Hercules $20,000 (2007 - $20,000), Imperial $20,000 (2007 - $20,000), Gilman $15,000 (2007 - $15,000), and the Cortez $40,000 (2007 - $30,000) property option agreements.

General and administrative expenses were largely consistent between 2008 and 2007.  However, Professional Fees and Directors’ Fees both increased in 2008.  Professional Fees increased from $25,219 in 2007 to $37,524 in 2008 due to an increase in the cost of audit and legal fees.  Directors’ fees increased as a Director was added to the Board in September 2006 so that for 2008 the Board had four members for the whole year while in 2007 it had four members for only a portion of the year.

Liquidity and Capital Resources

We had cash of $29,771 and a working capital deficit of ($171,456) as of January 31, 2008. We anticipate that we will incur over the next twelve months:

$105,000 in connection with property payments under the Company’s four option agreements. Of this amount, $50,000 was paid by the Company on February 15, 2008 under the Cortez Property Option Agreement;

$793,000 in property exploration expenses in order to meet the requirements of the Company’s property option agreements;

$90,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2008 was $704,014 compared to $372,950 during the year ended January 31, 2007.  The increased cash used in operations was primarily due to an increase in the net loss in 2008 ($955,613) compared to 2007 ($692,299). In addition, in 2008 there was an outflow from the payment of Prepaid Expenses of $21,089 compared to an inflow of $4,930 in 2007.  Also, in 2008 the Company increased its accounts payable and accrued liabilities by $84,388 while in 2007 the amount of the increase was $112,819.

Cash from financing in 2008 related to $200,000 received from a private placement and $199,500 from the exercise of common stock options partially offset by the payment of the related party payable of $30,000.  In 2007 cash from financing was due to $480,000 received from the exercise of stock options partially offset by a $30,000 outflow related to the redemption of 3,000,000 common shares.  Cash used in investing activities in 2008 and 2007 related to the payment of refundable reclamation deposits to the State of Nevada of $21,227 in 2008 and $6,534 in 2007.

Subsequent to January 31, 2008 we received total proceeds of $218,750 from the exercise of share purchase warrants.  Even with the receipt of these proceeds current cash on hand is not sufficient to fund all of the Company’s operating requirements for the next twelve months. We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

1.	Auditors’ Report;
2.	Audited Consolidated Financial Statements for the year ended January 31, 2008, including:
a.	Consolidated Balance Sheets as at January 31, 2008 and 2007;
b.	Consolidated Statements of Operations for the years ended January 31, 2008 and 2007 and for the period from inception on December 21, 2001 to January 31, 2008;
c.	Consolidated Statements of Cash Flows for the years ended January 31, 2008 and 2007 and for the period from inception on December 21, 2001 to January 31, 2008;
d.	Statements of Stockholders’ Equity for the years ended January 31, 2008 and 2007 and for the period from inception on December 21, 2001 to January 31, 2008;
e.	Notes to the Consolidated Financial Statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2008 and 2007
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Goldfields Inc.
(An exploration stage company)

We have audited the accompanying balance sheets of American Goldfields Inc. (an exploration stage company) as at January 31, 2008 and 2007 and the related statements of operations, cash flows, and stockholders’ (deficiency) equity for each of the two years in the period ended January 31, 2008 and the cumulative period from inception, December 21, 2001 to January 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended January 31, 2008 and 2007 and the cumulative period from inception, December 21, 2001 to January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company

April 28, 2008	Chartered Accountants

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$29,771	$385,512
Prepaid expenses	22,788	1,699
	52,559	387,211

Reclamation deposit (note 4)	54,968	33,741
Web-site development costs, net (note 5)	-	500
	$107,527	$421,452

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities
Acco unts payable and accrued liabilities	$224,015	$139,627
Accounts payable – related party (note 7)	-	30,000
	224,015	169,627

Stockholders’(deficiency) equity

Preferred Stock
100,000,000 shares authorized with a par value of $0.001 per share, none issued or outstanding	-	-

Common Stock (note 6)
Authorized:
600,000,000 shares with a par value of $0.001 per share
Issued:
20,980,378 shares issued and outstanding at January 31, 2008 (January 31, 2007 – 20,292,878)	20,980	20,293

Additional paid-in capital	2,919,530	2,460,257
Warrants	829,604	702,264
Deficit accumulated during the exploration stage	(3,886,602)	(2,930,989)
Total stockholders’ (deficiency) equity	(116,488)	251,825
	$107,527	$421,452

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO
			JANUARY 31
	2008	2007	2008

Expenses
Mineral claim payments and exploration expenditures	$860,227	$393,787	$2,569,335
Office and sundry	39,138	37,047	499,418
Rent	4,855	4,166	20,021
Professional fees	39,480	25,219	177,676
Transfer agent fees	255	470	6,290
Amortization	500	6,000	18,000
Interest expense	-	-	1,070
Directors’ fees	11,158	6,489	23,078
Consulting fees	-	222,100	583,027
Total expenses	(955,613)	(695,278)	(3,897,915)

Interest income	-	2,979	11,313

Net loss for the period	$(955,613)	$(692,299)	$(3,886,602)

Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	20,577,330	22,673,700

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31,		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO
			JANUARY 31
	2008	2007	2008

Cash provided by (used in):
Operating activities
Net loss for the period	$(955,613)	$(692,299)	$(3,886,602)

Adjustments to reconcile net loss to net
Cash flows used in operating activities
Stock-based compensation	187,800	195,600	1,729,000
Amortization	500	6,000	18,000
Changes in assets and liabilities
Prepaid expenses	(21,089)	4,930	(22,788)
Accounts payable and accrued liabilities	84,388	112,819	228,558
	(704,014)	(372,950)	(1,933,832)
Financing activities
Proceeds from the exercise of stock options	199,500	480,000	774,000
Proceeds from the issue of common stock	200,000	-	1,304,571
Payment of amounts due to related party	(30,000)	-	(30,000)
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	(30,000)	(30,000)
	369,500	450,000	2,018,571
Investing activity
Reclamation deposit	(21,227)	(6,534)	(54,968)
Increase (decrease) in cash and cash equivalents	(355,741)	(70,516)	29,771

Cash and cash equivalents, beginning of period	385,512	314,996	-

Cash and cash equivalents, end of period	$29,771	$385,512	$29,771

SCHEDULE OF NON-CASH ACTIVITIES
Cancellation of common stock (note 7)	$-	$30,000	$30,000
Settlement of accounts payable by contribution from a stockholder	$-	$-	$4,543
Web-site development costs related to non-employee stock-based compensation	$-	$-	$8,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2008
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	WARRANTS	DEFICIENCY ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY

Shares issued for cash on Incorporation at $0.001 per share	6,000,000	$6,000	$-	$-	$-	$6,000
Shares issued for cash at $0.03 per share on January 31, 2002	2,985,713	2,986	86,585	-	-	89,571
Net loss for the period	-	-	-	-	(10,745)	(10,745)

Balance, January 31, 2002	8,985,713	8,986	86,585	-	(10,745)	84,826
Net loss for the year	-	-	-	-	(54,598)	(54,598)

Balance, January 31, 2003	8,985,713	8,986	86,585	-	(65,343)	30,228
Net loss for the year	-	-	-	-	(28,366)	(28,366)

Balance, January 31, 2004	8,985,713	8,986	86,585	-	(93,709)	1,862
Stock split adjustment on February 23, 2004	44,928,565	44,928	(44,928)	-	-	-
Contributions by shareholders	-	-	4,543	-	-	4,543
Cancellation of common shares on March 31, 2004	(30,000,000)	(30,000)	30,000	-	-	-
Stock-based compensation	-	-	61,200	-	-	61,200
Exercise of common stock options	1,500,000	1,500	88,500	-	-	90,000
Private placement, common share issuances for cash at $2.50 per unit on November 4, 2004	403,600	404	306,332	702,264	-	1,009,000
Net loss for the year	-	-	-	-	(325,261)	(325,261)

Balance, January 31, 2005	25,817,878	25,818	532,232	702,264	(418,970)	841,344
Exercise of common stock options	75,000	75	4,425	-	-	4,500
Stock-based compensation	-	-	1,302,400	-	-	1,302,400
Net loss for the year	-	-	-	-	(1,819,720)	(1,819,720)

Balance, January 31, 2006 –carried forward	25,892,878	$25,893	$1,839,057	$702,264	$(2,238,690)	$328,524

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2008
(Stated in U.S. Dollars)
(Continued)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	WARRANTS	DEFICIENCY ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY

Balance, January 31, 2006 – brought forward	25,892,878	$25,893	$1,839,057	$702,264	$(2,238,690)	$328,524
Cancellation of common stock on July 12, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Cancellation of common stock on July 14, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Exercise of common stock options	400,000	400	479,600	-	-	480,000
Stock-based compensation	-	-	195,600	-	-	195,600
Net loss for the year	-	-	-	-	(692,299)	(692,299)

Balance, January 31, 2007	20,292,878	20,293	2,460,257	702,264	(2,930,989)	251,825
Private placement, common share issuances for cash at $0.64 per unit on December 6, 2007	312,500	312	72,348	127,340	-	200,000
Exercise of common stock options	375,000	375	199,125	-	-	199,500

Stock-based compensation	-	-	187,800	-	-	187,800
Net loss for the year	-	-	-	-	(955,613)	(955,613)

Balance, January 31, 2008	20,980,378	$20,980	$2,919,530	$829,604	$(3,886,602)	$(116,488)

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
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

As shown in the accompanying financial statements, the Company has incurred a net losses of $3,886,602 for the period from December 21, 2001 (inception) to January 31, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions of future events that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Areas requiring the use of estimates include stock-based compensation, and accounts payable and accrued liabilities.  Management believes the estimates are reasonable.  However, actual results could differ materially from those reported.

Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the years ended January 31, 2008 or 2007, therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation - continued

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

At January 31, 2008,  potential  common  shares of 2,685,800 (January 31, 2007 – 2,135,800) related  to  common  stock  options and warrants were  excluded  from  the computation  of diluted  earnings  per share since their  effect is anti-dilutive.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

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

FAS 155

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

FIN 48

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

FAS 157

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

FAS 158

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

FAS 159

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

SFAS 141(4)

In December 2007, the FASB issued SFAS 141(4) “Business Combinations” and SFAS 160 “Non-controlling Interests in Consolidated Financial Statements”, which are both effective for fiscal years beginning after December 15, 2008. SFAS 141(4), which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008.

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

On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement with MinQuest.  As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009.  On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007. With agreement from MinQuest, upon completion of the drill program expected to be completed by the second quarter of 2008, the Company will have met its exploration obligations to January 31, 2008.  All other terms and commitments of the original agreement remain unchanged.

To January 31, 2008, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2007, 2006 and 2005.  In addition the Company has incurred approximately $132,000 in exploration expenditures on the property. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTERESTS - Continued

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

To January 31, 2008, the Company had made the initial option payment of $60,000 upon signing the agreement (see also note 7) as well as the $20,000 option payments due in July 2007, 2006 and 2005.  In addition the Company has incurred approximately $276,000 in exploration expenditures on the property which satisfied the Company’s expenditure requirements to July 1, 2007.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

To January 31, 2008, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005.  In addition the Company has incurred approximately $714,000 in exploration expenditures on the property which satisfies the expenditure requirements to January 31, 2008.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTERESTS - Continued

Cortez Property

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Crescent Fault Claims, the Bankop Property, and the Bullion Mountain Property (collectively, the ‘Cortez Property’).  The Cortez Property consists of an aggregate of approximately 75 mineral claims located in Eureka and Lander Counties, Nevada, U.S.A.  Upon signing the agreement the Company paid MinQuest $65,000.  By February 15, 2010 the Company must make additional minimum annual option payments totaling $445,000 and incur annual exploration expenditures of an aggregate $1,150,000 on the property.  The property option agreement is subject to a 3% royalty payable to MinQuest and the Company is required to use MinQuest for exploration conducted on the Cortez Properties.  On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006.

To January 31, 2008, the Company had made the initial option payment of $65,000 due on signing as well as the $40,000 option payment due in February 2007 and the $30,000 option payment due in February 2006.  In addition the Company has incurred approximately $230,000 in exploration expenditures on the property.  With agreement from MinQuest, upon the completion of the drill program planned for the second quarter of 2008 the Company will have met its exploration requirements to February 15, 2008.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

6.	COMMON STOCK

a)	Issued Common Shares

i)
On July 12, 2006, the Company granted stock options to its President.  Pursuant to such agreement, the Company’s President was granted 200,000 options, with each entitling him to purchase one share of common stock at a price of $1.00 until July 12, 2016.

ii)
On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by the President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made in April 2007.  The shares were returned to treasury for cancellation.

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

iii)	During the year ended January 31, 2008, 375,000 (2007 - 400,000) shares were issued, pursuant to exercise of stock options, for total consideration of $199,500 (2007 - $480,000).

iv)
On December 6, 2007 the Company closed a private placement of 312,500 units at $0.64 per unit for a total offering price of $200,000.  Each unit consisted of one common share and two non-transferable share purchase warrants, designated Class A and Class B.  Each warrant entitles the subscriber to purchase one common share of the Company for a period of five years from the vesting date at a price of $0.70 per share for the Class A warrants and $0.74 per share for the Class B warrants.  The Class A warrants are exercisable commencing December 6, 2007 and the Class B warrants are exercisable commencing February 6, 2008.  Values of $72,660 and $127,340 were assigned to the common shares and warrants, respectively, based on their relative fair values at the closing date.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

6.	COMMON STOCK - Continued

b)	Stock Options - continued

During the year ended January 31, 2008, the Company granted 300,000 (2007 – 200,000) options under the 2004 plan.  These options were valued using the Black-Scholes option pricing model with the following assumptions:
	2008	2007
Dividend yield	0%	0%
Volatility	126%	139%
Risk-free interest rate	4.61%	4.4%
Expected life	10 years	10 years

The weighted average fair value of options granted for the year ended January 31, 2008 was $0.63 (January 31, 2007 - $0.98).  As a result of the recognition of stock-based compensation, the following amounts have been included in the Statements of Operations:
	2008	2007
Mineral property acquisition and exploration expenditures	$187,800	$-
Consulting	-	195,600
	$187,800	$195,600
Activity under the 2004 Plan is summarized as follows:
	Options Outstanding	Weighted Average Exercise Price
Balance, January 31, 2006	1,225,000	$1.08
Options granted	200,000	$1.00
Options cancelled	(100,000)	$1.20
Options exercised	(400,000)	$1.20
Balance, January 31, 2007	925,000	$1.00
Options granted	300,000	$0.65
Options exercised	(375,000)	$0.53
Balance, January 31, 2008	850,000	$1.09
The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2008:
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Number of Options Currently Exercisable	Weighted Average Exercise Price

$0.06	50,000	6.17	50,000	$0.06
$1,00	200,000	8.42	200,000	$1.00
$1.20	600,000	7.75	600,000	$1.20
	850,000	7.81	850,000	$1.09
The aggregate intrinsic value of stock options outstanding and exercisable at January 31, 2008 is $30,500.  All options granted by the Company under the 2004 plan have vested immediately.  As a result, there is no unrecognized compensation expense for unvested options at period end for any of the periods shown.  The intrinsic value of stock options exercised during the year ended January 31, 2008 was $92,250.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

6.	COMMON STOCK - Continued

c)      Warrants

Warrants Outstanding
Balance, January 31, 2006 and 2007	1,210,800
Warrants granted	625,000
Balance, January 31, 2008	1,835,800

The following table lists the common share warrants outstanding at January 31, 2008.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
312,500	$ 0.70	December 6, 2007 to December 6, 2012
312,500	$ 0.74	February 6, 2008 to February 6, 2013
1,835,800

7.	RELATED PARTY TRANSACTIONS

a)	Operations

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  The Company has optioned all of its mineral property interests from MinQuest.  Further, the Imperial and Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.

For the year ended January 31, 2008, the Company paid MinQuest a total of $95,000 (January 31, 2007 - $85,000) related to property option payments for the Imperial ($20,000), Hercules ($20,000), Cortez ($40,000) and Gilman ($15,000) Properties.  Included in the net loss for the twelve months ended January 31, 2008 is an amount of $7,500 (January 31, 2007 - $12,100) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

b)	Share Redemption

On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by the President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made in April 2007.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

8.	INCOME TAXES

Deferred tax assets of the Company are as follows:

	2008	2007
Loss carry-forwards	$728,000	$463,000
Less: Valuation allowance	(728,000)	(463,000)
Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2007 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:
	2008	2007
Computed “expected” tax benefit	$325,000	$235,000
Permanent differences	(64,000)	(67,000)
Change in Valuation Allowance	(261,000)	(168,000)
Income tax provision	$-	$-

As at January 31, 2008 the Company has net operating loss carry-forwards of approximately $2,140,000 (2007 - $1,372,000), which expire between 2017 and 2028.

9.	SUBSEQUENT EVENT

Subsequent to January 31, 2008 the Company received $218,750 in total proceeds from the exercise of 312,500 common share purchase warrants.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive and principal financial officers believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of January 31, 2008

Changes in Internal Control Over Financial Reporting

There have been no changes over financial reporting in our internal control over financial reporting that occurred during the period ended January 31, 2008 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal controls over financial reporting as of January 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of January 31, 2008, our internal controls over financial reporting were effective.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s executive officers and directors as of April 28, 2008.

Name	Position	Age	Date of First Election Or Appointment

Donald Neal	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	57	February 5, 2004
Jared Beebe	Director	57	September 15, 2006
Richard Kern	Director	61	May 26, 2004
David Gladwell	Director	51	January 11, 2006

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

David Gladwell is an experienced geochemist with an extensive background in mineral exploration utilizing advanced technologies. After completing his formal geological education, Dr. Gladwell came to Canada to work as staff geochemist and later airborne operations geochemist for Barringer Magenta and then Barringer Research. During this time Dr. Gladwell conducted research on several significant gold zones including the Kerr Addison deposit in Ontario (later published) and the Cortez deposit/trend in Nevada. As geochemist at Barringer, Dr. Gladwell developed a suite of multivariate statistical software tools to provide interpretation of exploration programs in northern Ontario. In a joint effort between Barringer and British Petroleum, he also assisted with the development of a pressurized airborne Flame Ionization Detector (AIRTRACE) which he used to manage and interpret surveys in the North Sea, the Minches, the Irish Sea, the English Channel, the Mediterranean offshore of Egypt, the Baltic Sea, the Gulf Coast, the Beaufort Sea and large tracts of the Northwest Territories. From 1999 to 2005, Dr. Gladwell worked as a Pastor, in 2006 he was an instructor at Georgian College and Applegate School in Ontario, Canada, and from 2007 to present he has been employed as a Senior Geochemist at Klohn Crippen Berger Ltd.  Dr. Gladwell earned a Bachelor of Science degree in Chemistry and Geology from the University of Liverpool, and a Ph.D. in Geochemistry from the Royal School of Mines, London University, UK.

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

We are not aware of any instances in fiscal year 2008 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•
full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

•	accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation.

Mr. Donald Neal has been serving as our Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary since February 5, 2004.  We had no other officers during the fiscal year ended January 31, 2008.

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

During the fiscal years ended January 31, 2008 and 2007, Mr. Neal received no other compensation for his services.

We have no employment agreements with any of our directors or our sole executive officer.  We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended January 31, 2008 and 2007 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2008, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2008 and whose total compensation during the fiscal year ended January 31, 2008 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2008 and whose total compensation during the fiscal year ended January 31, 2008 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Donald Neal(1)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	$195,600 (2)	0	0	0	$195,600 (2)

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

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of January 31, 2008.

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

Compensation of Directors

Except as disclosed above under the section entitled “Summary Compensation,” our directors did not receive any compensation during the fiscal year ended January 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 28, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 21,292,878 shares of common stock issued and outstanding.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Gilman Property  On May 7, 2004, the Company completed the formal agreement with MinQuest for an option to acquire a 100% interest in the Gilman Property.  Concurrently, the Company made the first $10,000 option payment to MinQuest.  The agreement requires certain additional minimum annual property option payments with a total of $75,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased. The Company is not required to use MinQuest for exploration undertaken on the Gilman Property. However, at its discretion, the Company has engaged MinQuest as the principal contractor for exploration performed to date.  On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009.  On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007.  The result is that the Company is now required to spend approximately $153,000 by May 15, 2007.  With agreement from MinQuest, upon completion of the drill program expected to be completed by the second quarter of 2008, the Company will have met its exploration obligations to January 31, 2008.  All other terms and commitments of the original agreement remain unchanged.  To January 31, 2008, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2007, 2006 and 2005.  In addition the Company has incurred approximately $132,000 in exploration expenditures on the property.

Imperial Property  On June 30, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Imperial Property.  The Company made the first scheduled option payment of $60,000 upon signing the agreement. The agreement requires certain additional minimum annual property option payments with a total of $80,000 required to be paid by July 1, 2008. The agreement also requires minimum annual exploration expenditures with a grand total of $500,000 in expenditures required to be incurred on the property by July 1, 2009. The property option agreement is subject to a 3% royalty payable to MinQuest. The Company is required to use MinQuest for exploration conducted on the Imperial Property.  To January 31, 2008, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 option payments due in July 2007, 2006 and 2005.  In addition the Company has incurred approximately $276,000 in exploration expenditures on the property which satisfies the Company’s expenditure requirements to July 1, 2008.

Hercules Property  On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Hercules Property.  Concurrent with the signing of the agreement, the Company made the first property option payment of $20,000. The agreement requires certain additional minimum annual property option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000.  On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $300,000 was to be spent by September 1, 2006.  To January 31, 2008, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005.  In addition the Company has incurred approximately $714,000 in exploration expenditures on the property.  The Company’s drill program that was completed in March 2007 resulted in the Company satisfying the expenditure requirements to January 31, 2008.

Cortez Property On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in properties known as the “Crescent Fault Property,” the “Bankop Property,” and the “Bullion Mountain Property” (collectively, the “Cortez Property”). Concurrent with the signing of the agreement, the Company made the first property option payment of $65,000. The agreement requires certain additional minimum annual property option payments totaling $445,000 and minimum annual exploration expenditures totaling $1,150,000 to be paid or incurred by February 15, 2010. The agreement is subject to a 3% royalty payable to MinQuest. In addition, the Company is required to use MinQuest for exploration activities undertaken on the properties.  On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006.  With agreement from MinQuest, upon the completion of the drill program planned for the second quarter of 2008 the Company will have met its exploration requirements to February 15, 2008.  To January 31, 2008, the Company had made the initial option payment of $65,000 due on signing as well as the as the $40,000 option payment due in February 2007 and the $30,000 option payment due in February 2006.  In addition the Company has incurred approximately $230,000.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgan & Company has served as the Company’s Principal Accountant since the Company’s incorporation. Their fees billed to the Company for the fiscal years ending January 31, 2008 and 2007 are set forth below:

	Fiscal year ending January 31, 2008	Fiscal year ending January 31, 2007
Audit Fees	$32,000	$16,800
Audit Related Fees	NIL	NIL
Tax Fees	2,000	2,000
All Other Fees	NIL	NIL

As of January 31, 2008, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
10.1	Property Option Agreement (relating to the Gilman Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2004
10.2	Property Option Agreement (relating to the Imperial Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2004
10.3	Property Option Agreement (relating to the Hercules Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2004
10.4	Property Option Agreement (relating to the Cortez Properties)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2005
10.5	Stock Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Donald Neal	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.6	Buy-Back Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Donald Neal	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.7	Redemption Agreement dated July 14, 2006, between American Goldfields Inc. and Greg Crowe	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GOLDFIELDS INC.

Dated: April 28, 2008	By:	/s/ Donald Neal
	Name:	Donald Neal
	Title:	President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Donald Neal Donald Neal	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	April 28, 2008

/s/ Richard Kern Richard Kern	Director	April 28, 2008

/s/ Jared Beebe Jared Beebe	Director	April 28, 2008

/s/ David Gladwell David Gladwell	Director	April 28, 2008