Form 10-Q
period 2008-04-30
AMERICAN GOLDFIELDS INC
filed 2008-06-13
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

AMERICAN GOLDFIELDS INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0867612 (I.R.S. Employer Identification No.)

200-4170 Still Creek Drive, Burnaby B.C. V5C 6C6, Canada
(Address of principal executive offices) (Zip Code)

(604) 299-6600
(Registrant's telephone number, including area code)
N/A
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,292,878 shares of common stock, $0.001 par value, issued and outstanding as of June 12, 2008.

TABLE OF CONTENTS

Page
PART I - Financial Information	3
Item 1. Financial Statements	3
Balance Sheets April 30, 2008, and January 31, 2008 (audited)	3
Statements of Loss for the three month periods ended April 30, 2008 and 2007, and for the period from inception on December 21, 2001 to April 30, 2008.	4
Statements of Cash Flows for the three-month periods ended April 30, 2008 and 2007, and for the period from inception on December 21, 2001 to April 30, 2008.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
PART II – Other Information	10
Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	11
Item 6. Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	April 30,	January 31,
	2008	2008

Assets
CURRENT ASSETS
Cash and cash equivalents	$48,273	$29,771
Prepaid expenses	22,330	22,788

Total current assets	70,603	52,559

Reclamation deposits	54,968	54,968

Total Assets	$125,571	$107,527

Liabilities
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$112,921	$224,015

Total current liabilities	112,921	224,015

Stockholders' Equity

SHARE CAPITAL
Authorized:
600,000,000 (January 31, 2008 – 600,000,000) common
shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
21,292,878 (January 31, 2008 – 20,980,378) common
issued and outstanding at April 30, 2008	21,293	20,980
Additional paid-in capital	3,137,967	2,919,530
Warrants	829,604	829,604
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(3,976,214)	(3,886,602)

Total stockholders' equity	12,650	(116,488)

Total Liabilities and Stockholders' Equity	$125,571	$107,527

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three-month periods ended April 30		Inception December 21, 2001 to
	2008	2007	April 30,2008
Expenses
Mineral claim payments and exploration expenditures	$76,986	$173,758	$2,646,321
Office and sundry	8,057	8,116	507,475
Rent	1,630	1,092	21,651
Professional fees	-	-	177,676
Transfer agent fees	-	85	6,290
Amortization	-	500	18,000
Interest expense	-	-	1,070
Directors’ fees	2,939	2,675	26,017
Consulting fees	-	-	583,027
Total expenses	(89,612)	(186,226)	(3,987,527)

Interest income	-	-	11,313

Net loss for the period	$(89,612)	$(186,226)	$(3,976,214)

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	21,199,128	20,315,631

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Month Period Ended April 30		Inception December 21, 2001 to
	2008	2007	April 30, 2008

Cash provided by (used in):
Cash flows used in operating activities
Net loss for the period	$(89,612)	$(186,226)	$(3,976,214)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization	-	500	18,000
Changes in assets and liabilities
Prepaid expenses	458	(483)	(22,330)
Accounts payable and accrued liabilities	(111,094)	(116,158)	117,464
Accounts payable - related party (note 4)	-	(30,000)	-
Net cash used in operating activities	(200,248)	(332,367)	(2,134,080)

Cash flows from (used in)financing activities
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of stock options	-	4,500	774,000
Proceeds from the exercise of warrants	218,750	-	218,750
Cancellation of common stock	-	-	(60,000)
Net cash from financing activities	218,750	4,500	2,237,321

Cash flows used in investing activities
Reclamation deposit	-	-	(54,968)
	-	-	(54,968)

Increase (decrease) in cash	18,502	(327,867)	48,273

Cash, beginning of period	29,771	385,512	-
Cash, end of period	$48,273	$57,645	$48,273

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution from a shareholder	$-	$-	$4,543

Web-site development costs related to non – Employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
(Unaudited)

April 30, 2008 and 2007

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2008 has been omitted.  The results of operations for the three month period ended April 30, 2008 are not necessary indicative of results for the entire year ending January 31, 2009.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,976,214 for the period from December 21, 2001 (inception) to April 30, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the three-month periods ended April 30, 2007 or 2008.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

April 30, 2008 and 2007

2. Stock Options - continued

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

During the three months ended April 30, 2008 and 2007, the Company did not grant any options under the 2004 plan.

Activity under the 2004 Plan is summarized as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2008	850,000	$1.09

Options granted	-	$-
Options exercised	-	$-

Balance, April 30, 2008	850,000	$1.09

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at April 30, 2008:

	Weighted
	Average	Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$0.06	50,000	5.92	$0.06	50,000	$0.06
$1.00	200,000	8.17	$1.00	200,000	$1.00
$1.20	600,000	7.50	$1.20	600,000	$1.20

	850,000	7.56	$1.09	850,000	$1.09

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at April 30, 2008 is $16,500.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at April 30, 2008.  No stock options were exercised during the quarter ended April 30, 2008.

3. Warrants

Warrants Outstanding
Balance, January 31, 2008	1,835,800
Warrants granted	-
Warrants exercised	(312,500)
Balance, April 30, 2008	1,523,300

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
(Unaudited)

April 30, 2008 and 2007

3. Warrants - continued

The following table lists the common share warrants outstanding at April 30, 2008.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
312,500	$ 0.74	February 6, 2008 to February 6, 2013
1,523,300

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors.  Mr. Kern is also the President of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Imperial and Cortez Property Option Agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the quarter ended April 30, 2008, the Company made total property payments of $50,000 (April 30, 2007 - $40,000) to MinQuest related to a property option payment for the Cortez Property.  During the quarters ended April 30, 2008 and 2007 the Company did not make any payments to Mr. Kern.

On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by the President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made on April 30, 2007.

5. Subsequent Event

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Patriot Gold Corp., a Nevada corporation (“Patriot”), to assign the exclusive option to an undivided right, title and interest in 22 unpatented Federal mining claims located in Esmeralda County, Nevada known as the Imperial Property (the “Property”). The Company had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement (the “Property Agreement”) with MinQuest Inc., the owner of the Property.

Pursuant to the Agreement, Patriot assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, Patriot paid the Company $250,000, which amount represents the full payment and satisfaction for the assignment by the Company to Patriot of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by the Company in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by the Company to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the $276,944 of expenditures incurred by the Company prior to the Agreement; and (iii) the $120,000 paid to MinQuest Inc. as option payments under the Property Agreement.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2008 Form 10-K filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercially minable reserve, the Company expects to actively prepare the site for extraction and enter a development stage.

Over the next twelve months, the Company intends to explore its various properties to determine whether there are commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

During 2007 the Company conducted drill programs on the Hercules Property, where drilling was completed in March 2008, and on the Gilman Property, where drilling started in January 2008 but was suspended due to winter conditions and has not been restarted yet.

Even with the $250,000 received on May 30, 2008 from the assignment of the Imperial Property, current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

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

Results of Operations

We did not earn any revenues during the three months ended April 30, 2008 or 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended April 30, 2008, we incurred a net loss of $89,612 compared to a net loss of $186,226 for the comparative period in 2007.  Our year to date net loss for 2008 has decreased from 2007 largely due to lower mineral claim payments and exploration expenditures.  In the first quarter of 2008 the Company’s only significant mineral claim payments and exploration expenditures related to assay and lab analysis costs for the Hercules drill program and a $50,000 property option payment made for the Cortez Property.  In the first quarter of 2007 the Company was completing the drill programs on its Hercules and Bankop properties.  Both of these drill programs had begun in the late fall of 2006.  In addition, during 2007 the Company made a $40,000 property option payment relating to the Cortez Property.

Liquidity and Capital Resources

We had cash of $48,273 on April 30, 2008. We anticipate that we will incur the following through the next twelve months:

•	$130,000 in connection with mineral claim payments and $793,000 in exploration expenditures of the Company’s properties;

•	$90,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended April 30, 2008 was $200,248 compared to $332,367 during the three months ended April 30, 2007.  The decrease in cash used in the current quarter was largely due to a decrease in the net loss in 2008 ($89,612) compared to 2007 ($186,226).  In addition, in 2007 the Company made a $30,000 payment to its President in relation to the purchase and cancellation of 3,000,000 common shares owned by the President.  Financing activities for the quarter ended April 30, 2008 related to the receipt of $218,750 from the exercise of share purchase warrants, while in 2007 $4,500 was received from the exercise of stock options.  No investing activities occurred in either 2008 or 2007.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,976,214 for the period from December 21, 2001 (inception) to April 30, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2008 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed  to  ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed,  summarized  and  reported  within  the  time  periods specified  in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and  principal  financial officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a  timely  manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

 Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company is a party or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30, 2008 we issued a total of 312,500 shares of common stock, following exercise of all of the class A warrants issued in our December 6, 2007 private placement.  The aggregate exercise price of the warrants was $218,750 and no underwriting discounts or commission were incurred.  The shares issued upon exercise of the class A warrants were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, under Rule 4(2) of the Securities Act and Regulation S thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

None.

Item 5. Other information.

The disclosure provided pursuant to Part II Item 2 above is incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date:   June 12, 2008

AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal executive, financial, and accounting officer)