Form 10-Q
period 2008-07-31
AMERICAN GOLDFIELDS INC
filed 2008-09-15
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

5836 South Pecos Road
Las Vegas, Nevada, USA  89120
(Address of principal executive offices) (Zip Code)

(800) 942-2201
(Registrant's telephone number, including area code)

200-4170 Still Creek Drive, Burnaby B.C. V5C 6C6, Canada
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,292,878 shares of common stock, $0.001 par value, issued and outstanding as of September 11, 2008.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements	3

Balance Sheets July 31, 2008, and January 31, 2008 (audited)	3

Statements of Loss for the three and six-month periods ended July 31, 2008 and 2007, and for the period from inception on December 21, 2001 to July 31, 2008.	4

Statements of Cash Flows for the three and six-month periods ended July 31, 2008 and 2007, and for the period from inception on December 21, 2001 to July 31, 2008.	5

Notes to the Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II – Other Information	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)	July 31	January 31
	2008	2008
Assets
CURRENT ASSETS
Cash and cash equivalents	$128,389	$29,771
Prepaid expenses	2,341	22,788

Total current assets	130,730	52,559

Reclamation deposits	41,800	54,968

Total Assets	$172,530	$107,527

Liabilities

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,435	$224,015

Total current liabilities	9,435	224,015

Stockholders’ Equity

SHARE CAPITAL
Authorized
600,000,000 common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share
Issued
21,292,878 (January 31, 2008 – 20,980,378) common
shares issued and outstanding at July 31, 2008	21,293	20,980
Additional paid-in capital	3,137,967	2,919,530
Warrants	829,604	829,604

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(3,825,769)	(3,886,602)

Total stockholders' equity	163,095	(116,488)

Total Liabilities and Stockholders' Equity	$172,530	$107,527

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	Three-Months Ended		Six-Months Ended
	July 31		July 31		Inception
					December 21, 2001
	2008	2007	2008	2007	to July 31,2008

Expenses
Mineral claim payments and exploration expenditures	$(172,797)	$239,631	$(95,811)	$413,389	$2,473,524
Office and sundry	9,984	8,814	18,041	16,930	517,459
Rent	1,889	1,214	3,519	2,306	23,540
Professional fees	7,633	13,803	7,633	13,803	185,309
Transfer agent fees	50	10	50	95	6,340
Amortization	-	-	-	500	18,000
Directors’ fees	2,952	2,748	5,891	5,423	28,969
Interest	-	-	-	-	1,070
Consulting fees	-	-	-	-	583,027
Total expenses	$(150,289)	$266,220	$(60,677)	$452,446	$3,837,238

Interest income	156	-	156	-	11,469
Net income (loss) for the period	$150,445	$(266,220)	$60,833	$(452,446)	$(3,825,769)

Basic and diluted loss per share of common stock	$0.01	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding – basic and diluted	21,292,878	20,459,182	21,246,518	20,388,596

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	Three-Months Ended		Six-Months Ended
	July 31		July 31		Inception
					December 21, 2001
	2008	2007	2008	2007	to July 31, 2008

Cash provided by (used in):

Cash flows used in operating activities
Net income (loss) loss for the period	$150,445	$(266,220)	$60,833	$(452,446)	$(3,825,769)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	187,800	-	187,800	1,729,000
Amortization	-	-	-	500	18,000
Changes in assets and liabilities
Prepaid expenses	19,989	(94)	20,447	(577)	(2,341)
Accounts payable and accrued liabilities	(103,486)	4,876	(214,580)	(141,282)	13,978

Net cash used in operating activities	66,948	(73,638)	(133,300)	(406,005)	(2,067,132)

Cash flows from (used in) financing activities
Proceeds from loan	-	-	-	-	60,000
Repayment of loan principal	-	-	-	-	(60,000)
Cancellation of common stock	-	-	-	-	(60,000)
Proceeds from the issue of common stock	-	-	-	-	1,304,571
Proceeds from the exercise of stock options	-	195,000	-	199,500	774,000
Proceeds from the exercise of warrants	-	-	218,750	-	218,750
Net cash from financing activities	-	195,000	218,750	199,500	2,237,321

Cash flows used in investing activities
Reclamation deposits	13,168	(10,100)	13,168	(10,100)	(41,800)
Net cash used in investing activities	13,168	(10,100)	13,168	(10,100)	(41,800)

Increase (decrease) in cash	80,116	111,262	98,618	(216,605)	128,389

Cash, beginning of period	48,273	57,645	29,771	385,512	-
Cash, end of period	$128,389	$168,907	$128,389	$168,907	$128,389

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$-	$-	$-	$-	$4,543
Web-site development costs related to non-
Employee stock-based compensation	$-	$-	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

July 31, 2008 and 2007

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2008 has been omitted.  The results of operations for the three or six-month periods ended July 31, 2008 are not necessary indicative of results for the entire year ending January 31, 2009.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,825,769 for the period from December 21, 2001 (inception) to July 31, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the three or six-month periods ended July 31, 2008 or 2007.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

July 31, 2008 and 2007

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

During the six months ended July 31, 2008 the Company did not grant any options under the 2004 plan.  During the six-months ended July 31, 2007, the Company granted 300,000 options under the 2004 plan.  These options were valued using the Black-Scholes option pricing model with the following assumptions:

2007
Dividend yield	0%
Expected volatility	126%
Risk-free rate	4.61%
Expected life	10 years

For the three and six-month periods ended July 31, 2007, $187,800 has been included in mineral claim payments and exploration expenditures on the Statement of Operations.

Activity under the 2004 Plan is summarized as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2008	850,000	$1.09

Options granted	-	$-
Options exercised	-	$-
Balance, July 31, 2008	850,000	$1.09

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at July 31, 2008:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$0.06	50,000	5.67	$ 0.06	50,000	$ 0.06
$1.00	200,000	7.92	$ 1.00	200,000	$ 1.00
$1.20	600,000	7.25	$ 1.20	600,000	$ 1.20

	850,000	7.31	$ 1.09	850,000	$ 1.09

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at July 31, 2008 is $1,000.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at July 31, 2008.  No stock options were exercised during the three or six-months ended July 31, 2008.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
(Unaudited)

July 31, 2008 and 2007

3. Warrants
Warrants Outstanding
Balance, January 31, 2008	1,835,800
Warrants granted	-
Warrants exercised	(312,500)
Balance, July 31, 2008	1,523,300

The following table lists the common share warrants outstanding at July 31, 2008.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$1.50	November 4, 2005 to November 4, 2010
403,600	$2.00	May 4, 2006 to May 4, 2011
403,600	$2.50	November 4, 2006 to November 4, 2011
312,500	$0.74	February 6, 2008 to February 6, 2013
1,523,300

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Cortez Property Option Agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the properties.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the six months ended July 31, 2008, the Company made total property option payments of $65,000 (July 31, 2007 - $75,000) to MinQuest related to the property option payments for the Cortez ($50,000) and the Gilman ($15,000) properties.  Included in the net loss for six months ended July 31, 2008 is an amount of $2,400 (July 31, 2007 - $3,500) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

On July 12, 2006 the Company and its President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by the President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made on April 30, 2007.

5. Mineral Property Interests

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Patriot Gold Corp., a Nevada corporation (“Patriot”), to assign the exclusive option to an undivided right, title and interest in 24 unpatented Federal mining claims located in Esmeralda County, Nevada known as the Imperial Property (the “Property”). The Company had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement (the “Property Agreement”) with MinQuest, the owner of the Property.

Pursuant to the Agreement, Patriot assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, Patriot paid the Company $250,000, which amount represents the full payment and satisfaction for the assignment by the Company to Patriot of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by the Company in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by the Company to the Bureau of Land Management in Nevada in the amount of $13,256; (ii) the $276,944 of expenditures incurred by the Company prior to the Agreement; and (iii) the $120,000 paid to MinQuest as option payments under the Property Agreement.

The payment of $250,000 has been recorded as a $236,744 reduction in mineral claim payments and exploration expenditures and a $13,256 recovery of the reclamation deposits at July 31, 2008.

Item 2.              Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the “Company”), which are included elsewhere in this Form 10-QSB.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2008 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Business Overview

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

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Patriot Gold Corp., a Nevada corporation (“Patriot”), to assign the exclusive option to an undivided right, title and interest in 24 unpatented Federal mining claims located in Esmeralda County, Nevada known as the Imperial Property (the “Property”). The Company had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement (the “Property Agreement”) with MinQuest, the owner of the Property.

Pursuant to the Agreement, Patriot assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, Patriot paid the Company $250,000, which amount represents the full payment and satisfaction for the assignment by the Company to Patriot of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by the Company in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by the Company to the Bureau of Land Management in Nevada in the amount of $13,256; (ii) the $276,944 of expenditures incurred by the Company prior to the Agreement; and (iii) the $120,000 paid to MinQuest as option payments under the Property Agreement. The payment of $250,000 has been recorded as a $236,744 reduction in mineral claim payments and exploration expenditures and a $13,256 recovery of the reclamation deposits at July 31, 2008.

Mr. Kern is the President of MinQuest Inc. and he became a member of the Board of Directors of the Company on May 26, 2004. All of the Company’s current mineral properties have been optioned from MinQuest. In addition, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company’s current properties. As a result, a significant portion of the Company’s expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.  For the six months ended July 31, 2008, the Company made total property option payments of $65,000 (July 31, 2007 - $75,000) to MinQuest related to the property option payments for the Cortez ($50,000) and the Gilman ($15,000) properties.  The Company also paid $2,400 in fees to Mr. Kern for geological services rendered to the Company during such period.

Plan of Operation

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

During 2007 the Company conducted drill programs on the Hercules Property, where drilling was completed in March 2008, and on the Gilman Property, where drilling started in January 2008 but was suspended due to winter conditions and has not been restarted yet.  The Company is currently evaluating proposed budgets for its various properties and as of yet has not determined the budgets for the remainder of 2008.

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

Results of Operations

We did not earn any revenues during the three or six-months ended July 31, 2008 or 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended July 31, 2008, we had a net income of $60,833 compared to a net loss of $452,446 for the comparative period in 2007.  We had a net income for the six-months ended July 31, 2008 due to the receipt of $250,000 received from the assignment of the Imperial Property to Patriot Gold Corp.  Excluding the effect of the receipt of the funds from the assignment of the Imperial Property, the balance of mineral claim payments and exploration expenditures was $140,933 for the six-months ended July 31, 2008 compared to $413,389 for the same period in 2007.  A significant portion of the decrease was due to the effect of stock-based compensation which was recorded as mineral claim payments and exploration expenditures in 2007.  Stock-based compensation for 2007 was $187,800 while there was no stock-based compensation in 2008.  In the first six-months of 2008 the Company’s most significant mineral claim payments and exploration expenditures related to the final costs of the drilling program and assay and lab analysis costs for the Hercules Property as well as a $50,000 property option payment made for the Cortez Property.  In the first six-months of 2007 the Company was completing the drill programs on its Hercules and Bankop properties.  Both of these drill programs had begun in the late fall of 2006.  In addition, during 2007 the Company made a $40,000 property option payment relating to the Cortez Property.  The other factor was that in 2007 the Company made a $20,000 property option payment on the Imperial Property whereas in 2008 the Company assigned the Imperial Property to Patriot Gold Corp. and as a result was not required to make the Imperial payment in 2008.

During the three months ended July 31, 2008, we had a net income of $150,445 compared to a net loss of $266,220 for the comparative period in 2007.  We had a net income in the three-months ended July 31, 2008 due to the receipt of $250,000 received from the assignment of the Imperial Property to Patriot Gold Corp.  Excluding the effect of the receipt of the funds from the assignment of the Imperial Property, the balance of mineral claim payments and exploration expenditures was $63,947 for the three-months ended July 31, 2008 compared to $239,631 for the same period in 2007.   The reduction in mineral claim payments and exploration expenditures was largely due to the effect of the stock-based compensation for 2007 of $187,800.  Excluding the effects of the receipt of the $250,000 related to the Imperial Property and stock-based compensation, the results of operations were consistent between 2008 and 2007.

Liquidity and Capital Resources

We had cash of $128,389 as of July 31, 2008. We anticipate that we will incur the following through to the end of July 2008:

•	$110,000 in connection with mineral claim payments and $693,000 in exploration expenditures of the Company’s properties;

•	$53,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended July 31, 2008 was $133,300 compared to $406,005 during the six months ended July 31, 2007.  The decrease in cash used in operating activities was largely the result of net income generated in 2008 due to the receipt of $250,000 received from the assignment of the Imperial Property to Patriot Gold Corp.  The receipt of the $250,000 resulted in a net income of $60,833 in 2008 compared to a net loss of $452,446 in 2007.  The effect of the higher loss in 2007 was reduced by the recognition of $187,800 in stock-based compensation in 2007 while none was recognized during 2008.  The paying down of accounts payable resulted in a cash outflow of $214,580 in 2008 while for the same period in 2007 the outflow from the payment of accounts payable was $141,282.

Cash from financing in 2008 was $218,750 received from the exercise of warrants while in 2007 $199,500 was received from the exercise of common stock options.  Investing activities in 2008 related to the net refund of reclamation deposits of 13,168 while in 2007 investing related to the payment of reclamation bonds of $10,100.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,825,769 for the period from December 21, 2001 (inception) to July 31, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended July 31, 2008

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

Date:   September 11, 2008

AMERICAN GOLDFIELDS INC.

By:   /s/ Donald Neal
       Donald Neal
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)