Form 10-K
period 2009-01-31
AMERICAN GOLDFIELDS INC
filed 2009-05-01
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009
Commission file number: 0--49996

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0867612
(State of incorporation)	(I.R.S. Employer Identification No.)

5836 South Pecos Road
Las Vegas, Nevada 89120
(Address of principal executive offices)

800-942-2201
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as July 31, 2008 was approximately $1,703,430.

The number of shares of the issuer’s common stock issued and outstanding as of April 29, 2009 was 21,292,878 shares.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

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

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Patriot Gold Corp., a Nevada corporation (“Patriot”), to assign the exclusive option to an undivided right, title and interest in the Imperial Property to Patriot. Pursuant to the Agreement, Patriot assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement.

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

On July 12, 2006, the Company and Mr. Neal entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by Mr. Neal for a purchase price of $0.01 per share. The payment of the $30,000 purchase price was made on April 30, 2007.

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

On September 15, 2006, the Company's Board of Directors elected Mr. Jared Beebe as a member of the Board of Directors of the Company.

On September 12, 2008, Mr. Neal resigned from his positions as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.

On September 12, 2008, the Board of Directors of the Company appointed Richard Kern as President, Chief Executive Officer, Secretary, and Treasurer of the Company.

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

Employees

We have no employees as of the date of this report other than Mr. Kern, our sole officer. Our sole officer and three directors (one of which is Mr. Kern) provide planning and organizational services for us on a part-time basis.

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

3. Because all of our mineral properties have been optioned from MinQuest and our sole Officer is also an Officer and Director of MinQuest, potential conflicts of interest could impact our business.

Mr. Kern joined the Board of Directors of the Company on May 26, 2004 and on September 12, 2008 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer of the Company. Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties have been optioned from MinQuest. As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company’s ability conduct its business. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company. If Mr. Kern were to terminate his relationship with the Company, the Company would be adversely affected while we found a suitable replacement. To date, there have not been any conflicts of interest between the Company and MinQuest or Mr. Kern.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have optioned in Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.
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

7. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

8. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

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

9. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no mineral deposits will be found and this business will fail

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

10. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

11. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

12. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Kern, our sole officer, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Kern will not be spending all of his time working for the Company. Mr. Kern expects to expend approximately one day per week on our business. Later, if the demands of our business require the full business time of Mr. Kern, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Kern to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Kern’s other interests increase. Competing demands on Mr. Kern’s time may lead to a divergence between his interests and the interests of other shareholders.

Risks Related To Legal Uncertainty and Regulations

13. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States and Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out exploration program.

ITEM 1B UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTIES

We currently maintain our corporate office at 5836 South Pecos Road, Las Vegas, Nevada at a cost of approximately $100 per month. This rental is on a month-to-month basis.

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

On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007. On April 21, 2009 MinQuest granted the Company a one year extension on its Gilman property obligations. The result is that the final property option payment of $15,000 and the property expenditure requirement of $175,000 due May 15, 2009 are now due May 15, 2010. All other terms and commitments of the original agreement remain unchanged.

To January 31, 2009, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 annual option payments due in May 2008, 2007, 2006 and 2005. In addition the Company has incurred approximately $154,000 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $121,000. As a result of the extension granted by MinQuest, this amount is now due to be incurred by May 15, 2010. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Description and Location of the Gilman Property

The Gilman Property is located in Lander County, Nevada approximately 28 kilometers south of the town of Austin, 282 kilometers east of Reno. The property currently consists of 61 contiguous, unpatented mineral claims over the eastern flank of the Toiyabe Range on the North Toiyabe Peak and Kingston US Geological Survey 7 ½’ quadrangle mapsheets. The property is accessed from Austin by following State Highway 376 for 16 kilometers. A gravel road leads west 3.5 kilometers to the main area of interest on the property.

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

Geological Exploration Program

Evaluation of the Gilman claims to January 31, 2007 had consisted of the preparation of a topographic base map, and surface and underground geochemical sampling. In addition, as part of the permitting process the Company undertook an archeological review of the property. During 2008, the Company received a permit to drill on the Gilman Property. The Board of Directors approved an $112,500 (excluding reclamation bond and claim filing fees) drilling budget that includes three reverse circulation holes for a total of 3,000 feet of drilling. The program began in January 2008 with the goal of testing a previously untested range front fault hosted quartz vein system. Testing has been initiated at the northern end of a mile-long target zone. Due to heavy snowfall only one hole was drilled in January 2008 before the rig had to be removed from the property. It is hoped that drilling will be restarted in 2009.

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

To January 31, 2008, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 option payments due in July 2007, 2006 and 2005. In addition the Company has incurred approximately $277,000 in exploration expenditures on the property.

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Patriot Gold Corp., a Nevada corporation (“Patriot”), to assign the exclusive option to an undivided right, title and interest in the Imperial Property to Patriot. Pursuant to the Agreement, Patriot assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement. Simultaneous with the execution and delivery of the Agreement, the Company received $250,000 from Patriot, which amount represents the full payment and satisfaction for the assignment by the Company to Patriot of the Imperial Property Option Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by the Company in connection with the Imperial Property, specifically (i) the refunding of the reclamation bond previously paid by the Company to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by the Company prior to the Agreement; and (iii) the $120,000 paid to MinQuest Inc. by the Company as option payments under the Imperial Property Option Agreement.

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

On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in a property known as the “Hercules Property.” Concurrent with the signing of the agreement, the Company made the first property option payment of $20,000. The agreement requires certain additional minimum annual property option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $300,000 was to be spent by September 1, 2006. On April 21, 2009 MinQuest granted the Company a one year extension on its Hercules property obligations. The result is that the $20,000 property option payments due annually on November 25, 2008 through 2014 inclusive are now due on November 25, 2009 through 2015 inclusive. The annual property expenditure requirements of $500,000 required to be incurred annually by November 25, 2009 through 2014 respectively are now due to be incurred by November 25, 2010 through November 25, 2015.

To January 31, 2009, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005. In addition the Company has incurred approximately $792,200 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $257,800. As a result of the extension granted by MinQuest, this amount is now due to be incurred by November 25, 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in properties known as the “Crescent Fault Property,” the “Bankop Property,” and the “Bullion Mountain Property” (collectively, the “Cortez Property”). Concurrent with the signing of the agreement, the Company made the first property option payment of $65,000. The agreement requires certain additional minimum annual property option payments totaling $445,000 and minimum annual exploration expenditures totaling $1,150,000 to be paid or incurred by February 15, 2010. The agreement is subject to a 3% royalty payable to MinQuest. In addition, the Company is required to use MinQuest for exploration activities undertaken on the properties. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006. On April 21, 2009 MinQuest granted the Company a one year extension on its Cortez property obligations. The result is that the $75,000 property option payments due on February 26, 2009 is now due February 26, 2010 and the $250,000 due on February 26, 2010 is now due February 26, 2011. The annual property expenditure requirement of $300,000 required to be incurred by February 26, 2009 is now due to be incurred by February 26, 2010 and the $250,000 due February 26, 2010 is now due to be incurred by February 26, 2011.

To January 31, 2009, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively. In addition the Company has incurred approximately $242,900 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $207,100. As a result of the extension granted by MinQuest, this amount is now due to be incurred by February 26, 2010. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

For 2007 the Board of Directors has approved a budget of $150,000 for the Crescent Fault Property. The exploration plan includes drilling three or four holes for a total of 2,000 feet. The work has not yet been completed but it is hoped that it will be undertaken in May or June 2009 but the Company has not yet made its determination on its 2009 exploration programs.

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

The Bankop Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three projects making up the Cortez Property. Based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company elected to conduct a drill exploration program on the Crescent Fault Property in 2007 in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement. Because of other commitments the 2007 program has not been conducted. The Company’s current plan is to do the work in the summer of 2009.

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

The Bullion Mountain Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three projects making up the Cortez Property. To date, based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company has elected to conduct exploration programs on the Bankop and Crescent Fault portions of the Property in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement. As a result, the Company has not undertaken any significant exploration on the Bullion Mountain claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “AGFL.OB”. The Over the Counter Bulletin Board is maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending January 31, 2009 and 2008.

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
2009	Fourth Quarter	$0.105	$0.07
	Third Quarter	$0.11	$0.06
	Second Quarter	$0.36	$0.08
	First Quarter	$0.74	$0.35
2008	Fourth Quarter	$1.23	$0.46
	Third Quarter	$0.61	$0.35
	Second Quarter	$1.10	$0.51
	First Quarter	$1.74	$0.70

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 29, 2009, we had 47 (forty-seven) registered holders of shares of common stock.

Recent Sales of Unregistered Securities

There were no sales of equity securities of the Company by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

As of April 29, 2009, there had been no dividends declared on the Company’s Common Stock. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	2,373,300(1)	$1.51	1,800,000
Total	2,373,300	$1.51	1,800,000

(1) Such amount includes 850,000 common stock purchase options which are outstanding and exercisable pursuant to the American Goldfields Inc.’s 2004 Stock Option Plan. It also includes 1,523,300 common stock purchase warrants.

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. As of April 29, 2009, there were a total of 3,200,000 options that had been granted under the plan. Of these, 850,000 remain outstanding and exercisable at a weighted average exercise price of $1.09 per option. The following discussion describes material terms of grants made pursuant to the stock option plans:

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

Smaller reporting companies are not required to provide the information required by this item.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Gilman, Hercules and Cortez Properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had cash of $75,128 and working capital of $27,955 as of January 31, 2009. We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

During our exploration stage, our President will only be devoting approximately one day per week of his time to our business. We do not foresee the limited involvement of our President as negatively impacting our Company over the next twelve months as all exploratory work is being performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

Results of Operations for the Fiscal Year Ended January 31, 2009

We did not earn any revenues during the fiscal year ended January 31, 2009 or 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2009 we had a net loss of $32,507 compared to a net loss of $955,613 for the prior year, a decrease of $923,106. Our loss for 2009 has decreased substantially over 2008 primarily due to a reduction in mineral claim payments and exploration expenditures to $198,537 in 2009 from $860,227 in 2008, a decrease of $661,690. The decrease was due to lower exploration costs, stock-based compensation, and option payments. The decrease in exploration expenditures was largely due to lower exploration expenses being incurred in 2009 compared to 2008. In 2009, the Company’s most significant mineral claim payments and exploration expenditures related to the final costs of the drilling program and assay and lab analysis costs for the Hercules Property. In 2008 the Company completed the 2008 drill program on the Hercules Property, commenced drilling on the Gilman Property, and completed the 2007 drill programs on the Hercules and Bankop Properties. There was no stock-based compensation in 2009 while in 2008, $187,800 was recognized. In 2008, the stock-based compensation related to geology consultants and as a result has been recognized as an exploration expense. The balance of the mineral claim payments and exploration expenditures was a result of the Company making option payments totaling $85,000 in 2009 compared to $95,000 in 2008. During 2009 the Company made option payments under the Hercules $20,000 (2008 - $20,000), Imperial $nil (2008 - $20,000), Gilman $15,000 (2008 - $15,000), and the Cortez $50,000 (2008 - $40,000) property option agreements. There was no Imperial option payment in 2009 as the Company assigned its rights under the property option agreement to Patriot Gold Corp. for $250,000. The Company recognized $13,255 as a refund of the reclamation bond and recorded a gain of $236,745. There was no such gain in 2008.

General and administrative expenses were slightly lower in 2009 compared to 2008. Office and sundry as well as professional fees decreased in 2009. Office and sundry decreased to $28,669 in 2009 from $39,138 in 2008 while professional fees were reduced to $23,912 in 2009 from $39,480 in 2008. The reduction in both items was due to an overall reduction in the Company’s activity in 2009 compared to 2008.

Liquidity and Capital Resources

We had cash of $75,128 and working capital of $27,955 as of January 31, 2009. We anticipate that we will incur over the next twelve months:

•	$110,000 in connection with property payments under the Company’s three option agreements.

•	$1,600,000 in property exploration expenses in order to meet the requirements of the Company’s property option agreements;

•	$54,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2009 was $186,561 compared to $704,014 during the year ended January 31, 2008. The decreased cash used in operations was primarily due to a decrease in the net loss in 2009 ($34,507) compared to 2008 ($955,613). Also, in 2009 there was an outflow from the reduction in accounts payable and accrued liabilities of $175,948 compared to an inflow of $84,388 in 2008. In addition, in 2009 there was an inflow from the recovery of prepaid expenses of $21,894 compared to an outflow of $21,089 in 2008.

Cash from financing in 2009 related to $218,750 received from the exercise of share purchase warrants. In 2008 inflows of $200,000 from a private placement and $199,500 from the exercise of common stock options were partially offset by the payment of the related party payable of $30,000. Investing activities in 2009 and 2008 related to refundable reclamation deposits paid to the State of Nevada. In 2009 the Company received a net refund of $13,168 while in 2008 the Company paid $21,227.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

1.	Auditors’ Reports;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2009, including:

a.	Consolidated Balance Sheets as at January 31, 2009 and 2008;

b.	Consolidated Statements of Operations for the years ended January 31, 2009 and 2008 and for the period from inception on December 21, 2001 to January 31, 2009;

c.	Consolidated Statements of Cash Flows for the years ended January 31, 2009 and 2008 and for the period from inception on December 21, 2001 to January 31, 2009;

d.	Statements of Stockholders’ Equity for the years ended January 31, 2009 and 2008 and for the period from inception on December 21, 2001 to January 31, 2009;

e.	Notes to the Consolidated Financial Statements.

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
American Goldfields, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of American Goldfields, Inc (an exploration stage company) as of January 31, 2009, and the related statements of operations, and cash flows for the year ended January 31, 2009, and the cumulative since December 21, 2001 (inception) to January 31, 2009, and the statement of stockholder’s equity since December 21, 2001 (inception) to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Goldfields, Inc (an exploration stage company) as of January 31, 2009 and the results of its operations and its cash flows for the year ended January 31, 2009 and the cumulative since December 21, 2001 (inception) to January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has no revenues, and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_/s/ ROBISON, HILL & CO._
Certified Public Accountants

Salt Lake City, Utah
April 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Goldfields Inc.
(An exploration stage company)

We have audited the accompanying balance sheets of American Goldfields Inc. (an exploration stage company) as at January 31, 2008 and the related statements of operations, cash flows, and stockholders’ (deficiency) equity for the year ended January 31, 2008 and the cumulative period from inception, December 21, 2001 to January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2008 and the results of its operations and its cash flows for the year ended January 31, 2008 and the cumulative period from inception, December 21, 2001 to January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada “Morgan & Company

April 28, 2008 Chartered Accountants

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$75,128	$29,771
Prepaid expenses	894	22,788
	76,022	52,559

Reclamation deposits (note 4)	41,800	54,968
	$117,822	$107,527

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$48,067	$224,015
	48,067	224,015

Stockholders’(deficiency) equity

Preferred Stock
100,000,000 shares authorized with a par value of $0.001 per share, none issued or outstanding	-	-

Common Stock (note 5)
Authorized:
600,000,000 shares with a par value of $0.001 per share
Issued:
21,292,878 shares issued and outstanding at January 31, 2009 (January 31, 2008 – 20,980,378)	21,293	20,980

Additional paid-in capital	3,137,967	2,919,530
Warrants	829,604	829,604
Deficit accumulated during the exploration stage	(3,919,109)	(3,886,602)
Total stockholders’ (deficiency) equity	69,755	(116,488)
	$117,822	$107,527

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO
			JANUARY 31
	2009	2008	2009

Expenses
Mineral claim payments and exploration expenditures	$198,537	$860,227	$2,767,872
Office and sundry	28,669	39,138	528,087
Rent	7,321	4,855	27,342
Professional fees	23,912	39,480	201,588
Transfer agent fees	50	255	6,340
Amortization	-	500	18,000
Interest expense	-	-	1,070
Directors’ fees	11,182	11,158	34,260
Consulting fees	-	-	583,027
Total expenses	(269,671)	(955,613)	(4,167,586)

Gain on disposal of mineral property (note 3)	236,745	-	236,745
Interest income	419	-	11,732

Net loss for the period	$(32,507)	$(955,613)	$(3,919,109)

Basic and diluted loss per share	$(0.00)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	21,270,190	20,577,330

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31,		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO
			JANUARY 31
	2009	2008	2009

Cash provided by (used in):
Operating activities
Net loss for the period	$(32,507)	$(955,613)	$(3,919,109)

Adjustments to reconcile net loss to net
Cash flows used in operating activities
Stock-based compensation	-	187,800	1,729,000
Amortization	-	500	18,000
Changes in assets and liabilities
Prepaid expenses	21,894	(21,089)	(894)
Accounts payable and accrued liabilities	(175,948)	84,388	52,610
	(186,561)	(704,014)	(2,120,393)
Financing activities
Proceeds from the exercise of stock options	-	199,500	774,000
Proceeds from the issue of common stock	-	200,000	1,304,571
Proceeds from the exercise of warrants	218,750	-	218,750
Payment of amounts due to related party	-	(30,000)	(30,000)
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	-	(30,000)
	218,750	369,500	2,237,321
Investing activity
Reclamation deposits	13,168	(21,227)	(41,800)
Increase (decrease) in cash and cash equivalents	45,357	(355,741)	75,128

Cash and cash equivalents, beginning of period	29,771	385,512	-

Cash and cash equivalents, end of period	$75,128	$29,771	$75,128

SCHEDULE OF NON-CASH ACTIVITIES
Cancellation of common stock (note 6)	$-	$-	$30,000
Settlement of accounts payable by contribution from a stockholder	$-	$-	$4,543
Web-site development costs related to non-employee stock-based compensation	$-	$-	$18,000
The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2009
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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2009
(Stated in U.S. Dollars)
(Continued)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	WARRANTS	DEFICIENCY ACCUMULATED DURING THE EXPLORATION TAGE	TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY

Balance, January 31, 2006 – brought forward	25,892,878	$25,893	$1,839,057	$702,264	$(2,238,690)	$328,524
Cancellation of common stock on July 12, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Cancellation of common stock on July 14, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Exercise of common stock options	400,000	400	479,600	-	-	480,000
Stock-based compensation	-	-	195,600	-	-	195,600
Net loss for the year	-	-	-	-	(692,299)	(692,299)

Balance, January 31, 2007	20,292,878	20,293	2,460,257	702,264	(2,930,989)	251,825
Private placement, common share issuances for cash at $0.64 per unit on December 6, 2007	312,500	312	72,348	127,340	-	200,000
Exercise of common stock options	375,000	375	199,125	-	-	199,500

Stock-based compensation	-	-	187,800	-	-	187,800
Net loss for the year	-	-	-	-	(955,613)	(955,613)

Balance, January 31, 2008	20,980,378	$20,980	$2,919,530	$829,604	$(3,886,602)	$(116,488)

Exercise of share purchase warrants in February and March 2008	312,500	313	218,437	-	-	218,750
Net loss for the year	-	-	-	-	(32,507)	(32,507)

Balance, January 31, 2009	21,292,878	$21,293	$3,137,967	$829,604	$(3,919,109)	$69,755

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,919,109 for the period from December 21, 2001 (inception) to January 31, 2009, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Basis of Presentation

In prior years the annual financial statements were presented on a consolidated basis, which included the accounts of the Company and its wholly-owned Canadian subsidiary, Baymont Explorations Inc. (“Baymont”). Since May 2004, the Parent Company has focused its exploration activity in the State of Nevada and the Company’s subsidiary has been inactive. As a result, during the year ended January 31, 2007, Baymont was dissolved. Baymont had no assets and its sole liability was to its Parent Company.

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

JANUARY 31, 2009 AND 2008
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

Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. No stock options were granted to employees during the years ended January 31, 2009 or 2008, therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

JANUARY 31, 2009 AND 2008
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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
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

At January 31, 2009, potential common shares of 2,373,300 (January 31, 2008 – 2,685,800) related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

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

JANUARY 31, 2009 AND 2008
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

FAS 141(4)

In December 2007, the FASB issued SFAS 141(4) “Business Combinations” and SFAS 160 “Non-controlling Interests in Consolidated Financial Statements”, which are both effective for fiscal years beginning after December 15, 2008. SFAS 141(4), which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008.

FAS 160

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51". SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after on or after December 15, 2008.

FAS 161

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

FAS 162

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".

FSP 142-3

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".

APB 14-1

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

SFAS 163

FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 163, “Accounting for Financial Guarantee Insurance Contracts”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The implementation of SFAS 163 is not expected to have a material impact on the Company’s financial statements.

The Company will adopt these policies when required. The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

3. MINERAL PROPERTY INTERESTS

Gilman Property

On May 7, 2004, the Company completed an agreement with MinQuest Inc. (‘MinQuest’) for an option to acquire a 100% interest in the Gilman Property. The Gilman property consists of 61 contiguous, unpatented mineral claims located in Lander County, Nevada, U.S.A. Upon signing the agreement the Company paid MinQuest $10,000. By May 15, 2009 the Company must make additional minimum annual option payments totaling $75,000 and incur annual exploration expenditures of an aggregate $450,000 on the property. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased.

On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement with MinQuest. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007. On April 21, 2009 MinQuest granted the Company a one year extension on its Gilman property obligations. The result is that the final property option payment of $15,000 and the property expenditure requirement of $175,000 due May 15, 2009 are now due May 15, 2010. All other terms and commitments of the original agreement remain unchanged.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

3. MINERAL PROPERTY INTERESTS - Continued

Gilman Property - continued

To January 31, 2009, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2008, 2007, 2006 and 2005. In addition the Company has incurred approximately $154,000 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $121,000. As a result of the extension granted by MinQuest, this amount is now due to be incurred by May 15, 2010. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

To January 31, 2008, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 option payments due in July 2007, 2006 and 2005. In addition the Company has incurred approximately $277,000 in exploration expenditures on the property which satisfied the Company’s expenditure requirements to July 1, 2007.

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Patriot Gold Corp., a Nevada corporation (“Patriot”), to assign the exclusive option to an undivided right, title and interest in the Imperial Property to Patriot.  Pursuant to the Agreement, Patriot assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement. Simultaneous with the execution and delivery of the Agreement, the Company received $250,000 from Patriot, which amount represents the full payment and satisfaction for the assignment by the Company to Patriot of the Imperial Property Option Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by the Company in connection with the Imperial Property, specifically (i) the refunding of the reclamation bond previously paid by the Company to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by the Company prior to the Agreement; and (iii) the $120,000 paid to MinQuest Inc. by the Company as option payments under the Imperial Property Option Agreement.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

3. MINERAL PROPERTY INTERESTS - Continued

Hercules Property

On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Hercules Property. The Hercules Property consists of 40 mineral claims located in Lyon County, Nevada, USA. Upon signing the agreement the Company paid MinQuest $20,000. The agreement requires certain additional minimum annual option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000. On April 21, 2009 MinQuest granted the Company a one year extension on its Hercules property obligations. The result is that the $20,000 property option payments due annually on November 25, 2008 through 2014 inclusive are now due on November 25, 2009 through 2015 inclusive. The annual property expenditure requirements of $500,000 required to be incurred annually by November 25, 2009 through 2014 respectively are now due to be incurred by November 25, 2010 through November 25, 2015.

To January 31, 2009, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005. In addition the Company has incurred approximately $792,200 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $257,800. As a result of the extension granted by MinQuest, this amount is now due to be incurred by November 25, 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Cortez Property

On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Crescent Fault Claims, the Bankop Property, and the Bullion Mountain Property (collectively, the ‘Cortez Property’). The Cortez Property consists of an aggregate of approximately 75 mineral claims located in Eureka and Lander Counties, Nevada, U.S.A. Upon signing the agreement the Company paid MinQuest $65,000. By February 15, 2010 the Company must make additional minimum annual option payments totaling $445,000 and incur annual exploration expenditures of an aggregate $1,150,000 on the property. The property option agreement is subject to a 3% royalty payable to MinQuest and the Company is required to use MinQuest for exploration conducted on the Cortez Properties. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006. On April 21, 2009 MinQuest granted the Company a one year extension on its Cortez property obligations. The result is that the $75,000 property option payments due on February 26, 2009 is now due February 26, 2010 and the $250,000 due on February 26, 2010 is now due February 26, 2011.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

3. MINERAL PROPERTY INTERESTS - Continued

Cortez Property - continued

The annual property expenditure requirement of $300,000 required to be incurred by February 26, 2009 is now due to be incurred by February 26, 2010 and the $250,000 due February 26, 2010 is now due to be incurred by February 26, 2011.

To January 31, 2009, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively.  In addition the Company has incurred approximately $242,900 in exploration expenditures on the property.  At January 31, 2009 the Company had a shortfall in property expenditures of approximately $207,100.  As a result of the extension granted by MinQuest, this amount is now due to be incurred by February 26, 2010.In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

4. RECLAMATION DEPOSITS

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

iii)
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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

5. COMMON STOCK - Continued

a)	Issued Common Shares - continued

iv)	During the year ended January 31, 2008, 375,000 (2007 – 400,000) shares were issued, pursuant to exercise of stock options, for total consideration of $199,500 (2007 - $480,000).

v)
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

vi)	During the year ended January 31, 2009, 312,500 shares were issued pursuant to the exercise of common share purchase warrants for total consideration of $218,750.

b)	Stock Options

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

During the year ended January 31, 2009, the Company did not grant any stock options while for the year ended January 31, 2008, 300,000 options were granted under the 2004 plan.  These options were valued using the Black-Scholes option pricing model with the following assumptions:

2008
Dividend yield	0%
Volatility	126%
Risk-free interest rate	4.61%
Expected life	10 years

The weighted average fair value of options granted for the year ended January 31, 2009 was $nil (January 31, 2008 - $0.63).  As a result of the recognition of stock-based compensation, the following amounts have been included in the Statements of Operations:

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

5. COMMON STOCK - Continued

b)	Stock Options - continued

	2009	2008
Mineral property acquisition and exploration expenditures	$-	$187,800
	$-	$187,800

Activity under the 2004 Plan is summarized as follows:
	Options Outstanding	Weighted Average Exercise Price
Balance, January 31, 2007	925,000	$1.00
Options granted	300,000	$0.65
Options exercised	(375,000)	$0.53
Balance, January 31, 2009 and 2008	850,000	$1.09

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2009:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Number of Options Currently Exercisable	Weighted Average Exercise Price

$0.06	50,000	5.17	50,000	$0.06
$1,00	200,000	7.42	200,000	$1.00
$1.20	600,000	6.75	600,000	$1.20
	850,000		850,000

The aggregate intrinsic value of stock options outstanding as well as those exercisable at January 31, 2009 is $500 (2008 - $30,500).  All options granted by the Company under the 2004 plan have vested immediately.  As a result, there is no unrecognized compensation expense for unvested options at period end for any of the periods shown.  The intrinsic value of stock options exercised during the year ended January 31, 2009 was $nil (2008 - $92,250).

c) Warrants

Warrants Outstanding
Balance, January 31, 2007	1,210,800
Warrants granted	625,000
Balance, January 31, 2008	1,835,800
Warrants exercised	(312,500)
Balance, January 31, 2009	1,523,300

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

5. COMMON STOCK – Continued

c) Warrants - continued

The following table lists the common share warrants outstanding at January 31, 2009.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
312,500	$ 0.74	February 6, 2008 to February 6, 2013
1,523,300

6. RELATED PARTY TRANSACTIONS

a)	Operations

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors and on September 12, 2008 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  The Company has optioned all of its mineral property interests from MinQuest.  Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.

For the year ended January 31, 2009, the Company paid MinQuest a total of $65,000 (January 31, 2008 - $95,000) related to property option payments for the Cortez ($50,000) and Gilman ($15,000) Properties.  Included in the net loss for the twelve months ended January 31, 2009 is an amount of $7,980 (January 31, 2008 - $7,500) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

b)	Share Redemption

On July 12, 2006 the Company and its former President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by its former President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made in April 2007.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7. INCOME TAXES

Deferred tax assets of the Company are as follows:
	2009	2008
Loss carry-forwards	$738,000	$728,000
Less: Valuation allowance	(738,000)	(728,000)
Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2008 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:
	2009	2008
Computed “expected” tax benefit	$11,000	$325,000
Permanent differences	(1,000)	(64,000)
Change in Valuation Allowance	(10,000)	(261,000)
Income tax provision	$-	$-

As at January 31, 2009 the Company has net operating loss carry-forwards of approximately $2,172,000 (2008 - $2,140,000), which expire between 2022 and 2029.

8. UNCERTAIN TAX POSITIONS

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At February 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended January 31, 2009.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

8. UNCERTAIN TAX POSITIONS - Continued

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005. The following describes the open tax years, by major tax jurisdiction, as of February 1, 2009:

United States (a)	2005 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2009, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Richard Kern.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended January 31, 2009, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred. This weakness has been reported by the Company.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2009 due to the following material weakness:

•
Our company’s administration is composed of a small number of administrative individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s executive officers and directors as of April 29 2009.

Name	Position	Age	Date of First Election Or Appointment

Richard Kern(1)	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	61	May 26, 2004
Jared Beebe	Director	58	September 15, 2006
David Gladwell	Director	52	January 11, 2006

(1) On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors and on September 12, 2008 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer.

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

Jared Beebe is an experienced geologist with an extensive background in mineral exploration. In his nearly 20 years of working in the mining industry, he has worked for a variety of exploration companies in Canada and the United States. He is currently an independent consulting Project Manager. He previously worked for Soho Resources from 2007 to 2008, for Globex Mining in 2006, for Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems. Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981. He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists.

David Gladwell is an experienced geochemist with an extensive background in mineral exploration utilizing advanced technologies. After completing his formal geological education, Dr. Gladwell came to Canada to work as staff geochemist and later airborne operations geochemist for Barringer Magenta and then Barringer Research. During this time Dr. Gladwell conducted research on several significant gold zones including the Kerr Addison deposit in Ontario (later published) and the Cortez deposit/trend in Nevada. As geochemist at Barringer, Dr. Gladwell developed a suite of multivariate statistical software tools to provide interpretation of exploration programs in northern Ontario. In a joint effort between Barringer and British Petroleum, he also assisted with the development of a pressurized airborne Flame Ionization Detector (AIRTRACE) which he used to manage and interpret surveys in the North Sea, the Minches, the Irish Sea, the English Channel, the Mediterranean offshore of Egypt, the Baltic Sea, the Gulf Coast, the Beaufort Sea and large tracts of the Northwest Territories. From 1999 to 2005, Dr. Gladwell worked as a Pastor, in 2006 he was an instructor at Georgian College and Applegate School in Ontario, Canada, from 2007 to 2008 he was employed as a Senior Geochemist at Klohn Crippen Berger Ltd. and since 2008 he has held the position of Senior Geochemist with Wardrop Engineering Ltd. Dr. Gladwell earned a Bachelor of Science degree in Chemistry and Geology from the University of Liverpool, and a Ph.D. in Geochemistry from the Royal School of Mines, London University, UK.

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

The Board has established an Option Committee and a Compensation Committee, each consisting of Messrs. Kern and Beebe. The Option Committee recommends and grants options to individuals under the option plans adopted by the company. The Compensation Committee recommends and grants compensation to individuals who work for the company.

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

We are not aware of any instances in fiscal year 2009 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

Mr. Richard Kern has been serving as our Director since May 26, 2004 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since September 12, 2008. From February 1, 2008 to September 12, 2008, Mr. Donald Neal was our President, Chief Executive and Operating Officer, Treasurer, and Secretary. We had no other officers during the fiscal year ended January 31, 2009.

Mr. Kern is also the President of MinQuest Inc. (“MinQuest”). The Company has optioned all of its mineral property interests from MinQuest. Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property. While Mr. Kern does not receive any compensation for serving as a Director or Officer of the Company, he has been engaged by the Company to undertake exploration activities on behalf of the Company. All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.

For the year ended January 31, 2009, the Company paid MinQuest a total of $65,000 (January 31, 2008 - $95,000) related to property option payments for the Cortez ($50,000) and Gilman ($15,000) Properties. Included in the net loss for the twelve months ended January 31, 2009 is an amount of $7,980 (January 31, 2008 - $7,500) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

We have no employment agreements with any of our directors or our sole executive officer. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended January 31, 2009 and 2008 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2009, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2009 and whose total compensation during the fiscal year ended January 31, 2009 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2009 and whose total compensation during the fiscal year ended January 31, 2009 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard Kern(1)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Donald Neal(2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

(1) Mr. Richard Kern has been serving as our Director since May 26, 2004 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since September 12, 2008. Mr. Kern is also the President of MinQuest. The Company has optioned all of its mineral property interests from MinQuest. Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property. While Mr. Kern does not receive any compensation for serving as a Director or Officer of the Company, he has been engaged by the Company to undertake exploration activities on behalf of the Company. All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company. For the year ended January 31, 2009, the Company paid MinQuest a total of $65,000 (January 31, 2008 - $95,000) related to property option payments for the Cortez ($50,000) and Gilman ($15,000) Properties. Included in the net loss for the twelve months ended January 31, 2009 is an amount of $7,980 (January 31, 2008 - $7,500) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

(2) Mr. Donald Neal resigned as our Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary on September 12, 2008.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of January 31, 2009. None of our directors or executive officers hold unexercised options or stock that has not vested, or equity incentive plan awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Richard Kern	0	0	0	0	0	0	0	0	0	0
Compensation of Directors

Mr. Beebe and Mr. Gladwell each receive CDN $500 per month for serving as Directors of the Company. For the fiscal period ending January 31, 2009 a total of $5,591 was paid to each of Mr. Beebe and Mr. Gladwell.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 29, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 21,292,878 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Richard Kern 5836 South Pecos Road Las Vegas, Nevada, 89120	Common	0	0

Jared Beebe 5836 South Pecos Road Las Vegas, Nevada, 89120	NA	0	0

David Gladwell 5836 South Pecos Road Las Vegas, Nevada, 89120	NA	0	0

All directors and executive officers as a group (3 persons)	Common	0	0

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions Involving Richard Kern

Mr. Richard Kern has been serving as our Director since May 26, 2004 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since September 12, 2008. Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties have been optioned from MinQuest. Such properties are discussed above under Item 2, “Description of Properties,” and the material terms of the agreements entered into between our Company and Minquest with respect to such properties are summarized below. As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company’s ability conduct its business of exploration. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company. If Mr. Kern were to terminate his relationship with the Company, the Company would be adversely affected while we found a suitable replacement.

Gilman Property

On May 7, 2004, the Company completed the formal agreement with MinQuest for an option to acquire a 100% interest in the Gilman Property. Concurrently, the Company made the first $10,000 option payment to MinQuest. The agreement requires certain additional minimum annual property option payments with a total of $75,000 required to be paid by May 15, 2009. The agreement also requires minimum annual exploration expenditures with a grand total of $450,000 in expenditures required to be incurred on the property by May 15, 2009. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $1,000,000 for each 1% repurchased. The Company is not required to use MinQuest for exploration undertaken on the Gilman Property. However, at its discretion, the Company has engaged MinQuest as the principal contractor for exploration performed to date. On March 22, 2005, the Company executed an amendment to the Gilman Property Option Agreement. As a result of the amendment, the Company’s obligation to incur $50,000 in exploration expenditures on the Gilman Property by May 2005 was moved to May 2009. On May 29, 2006 by way of a letter agreement the Company and MinQuest agreed to adjust the exploration expenditure commitments such that the amount due to be spent by May 15, 2006 was moved to May 15, 2007. The result is that the Company is now required to spend approximately $153,000 by May 15, 2007. On April 21, 2009 MinQuest granted the Company a one year extension on its Gilman property obligations. The result is that the final property option payment of $15,000 and the property expenditure requirement of $175,000 due May 15, 2009 are now due May 15, 2010. All other terms and commitments of the original agreement remain unchanged.

To January 31, 2009, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2008, 2007, 2006 and 2005. In addition the Company has incurred approximately $154,000 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $121,000. As a result of the extension granted by MinQuest, this amount is now due to be incurred by May 15, 2010. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

To January 31, 2008, the Company had made the initial option payment of $60,000 upon signing the agreement as well as the $20,000 option payments due in July 2007, 2006 and 2005. In addition the Company has incurred approximately $277,000 in exploration expenditures on the property which satisfied the Company’s expenditure requirements to July 1, 2007.

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Patriot Gold Corp., a Nevada corporation (“Patriot”), to assign the exclusive option to an undivided right, title and interest in the Imperial Property to Patriot. Pursuant to the Agreement, Patriot assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement. Simultaneous with the execution and delivery of the Agreement, the Company received $250,000 from Patriot, which amount represents the full payment and satisfaction for the assignment by the Company to Patriot of the Imperial Property Option Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by the Company in connection with the Imperial Property, specifically (i) the refunding of the reclamation bond previously paid by the Company to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by the Company prior to the Agreement; and (iii) the $120,000 paid to MinQuest Inc. by the Company as option payments under the Imperial Property Option Agreement.

Hercules Property
On October 22, 2004, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in the Hercules Property. Concurrent with the signing of the agreement, the Company made the first property option payment of $20,000. The agreement requires certain additional minimum annual property option payments totaling $200,000 and minimum annual exploration expenditures totaling $4,050,000 to be paid or incurred by November 25, 2014. The agreement is subject to a 3% royalty payable to MinQuest with the Company being able to repurchase up to two-thirds of the royalty for $3,000,000. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $300,000 was to be spent by September 1, 2006. On April 21, 2009 MinQuest granted the Company a one year extension on its Hercules property obligations. The result is that the $20,000 property option payments due annually on November 25, 2008 through 2014 inclusive are now due on November 25, 2009 through 2015 inclusive. The annual property expenditure requirements of $500,000 required to be uncured annually by November 25, 2009 through 2014 respectively are now due to be incurred by November 25, 2010 through November 25, 2015.

To January 31, 2009, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005. In addition the Company has incurred approximately $792,200 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $257,800. As a result of the extension granted by MinQuest, this amount is now due to be incurred by November 25, 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Cortez Property
On February 28, 2005, the Company entered into an agreement with MinQuest for an option to acquire a 100% interest in properties known as the “Crescent Fault Property,” the “Bankop Property,” and the “Bullion Mountain Property” (collectively, the “Cortez Property”). Concurrent with the signing of the agreement, the Company made the first property option payment of $65,000. The agreement requires certain additional minimum annual property option payments totaling $445,000 and minimum annual exploration expenditures totaling $1,150,000 to be paid or incurred by February 15, 2010. The agreement is subject to a 3% royalty payable to MinQuest. In addition, the Company is required to use MinQuest for exploration activities undertaken on the properties. On May 29, 2006 by way of a letter agreement, the Company and MinQuest agreed to adjust the timing of exploration expenditures such that an aggregate amount of approximately $250,000 was to be spent by September 1, 2006. On April 21, 2009 MinQuest granted the Company a one year extension on its Cortez property obligations. The result is that the $75,000 property option payments due on February 26, 2009 is now due February 26, 2010 and the $250,000 due on February 26, 2010 is now due February 26, 2011. The annual property expenditure requirement of $300,000 required to be uncured by February 26, 2009 is now due to be incurred by February 26, 2010 and the $250,000 due February 26, 2010 is now due to be incurred by February 26, 2011.

To January 31, 2009, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively. In addition the Company has incurred approximately $242,900 in exploration expenditures on the property. At January 31, 2009 the Company had a shortfall in property expenditures of approximately $207,100. As a result of the extension granted by MinQuest, this amount is now due to be incurred by February 26, 2010. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Related Party Transactions Involving Greg Crowe

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

Related Party Transactions Involving Donald Neal

On July 12, 2006 the Company granted Donald Neal, our former Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary, 200,000 stock options, each entitling him to purchase one share of common stock at a price of $1.00 until July 12, 2016.
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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgan & Company served as the Company’s Principal Accountant since the Company’s incorporation until December 1, 2008. Subsequently, Robison, Hill & Co. has been the Company’s Principal Accountant. Their fees billed to the Company for the fiscal years ending January 31, 2009 and 2008 are set forth below:
	Fiscal year ending January 31, 2009	Fiscal year ending January 31, 2008
Audit Fees	$20,000	$32,800
Audit Related Fees	$NIL	$NIL
Tax Fees	$NIL	$2,000
All Other Fees	$NIL	$NIL

As of January 31, 2009, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
10.1	Property Option Agreement (relating to the Gilman Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2004
10.2	Property Option Agreement (relating to the Imperial Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2004
10.3	Property Option Agreement (relating to the Hercules Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2004
10.4	Property Option Agreement (relating to the Cortez Properties)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2005
10.5	Stock Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Richard Kern	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.6	Buy-Back Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Richard Kern	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.7	Redemption Agreement dated July 14, 2006, between American Goldfields Inc. and Greg Crowe	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.8	Assignment and Assumption Agreement, dated May 30, 2008, by and between American Goldfields Inc. and Patriot Gold Corp.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 2, 2008
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GOLDFIELDS INC.

Dated: April 29, 2009	By: /s/ Richard Kern
Name: Richard Kern
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Richard Kern Richard Kern	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	April 29, 2009

/s/ Jared Beebe Jared Beebe	Director	April 29, 2009

/s/ David Gladwell David Gladwell	Director	April 29, 2009