Form 10-Q
period 2009-04-30
AMERICAN GOLDFIELDS INC
filed 2009-06-09
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

AMERICAN GOLDFIELDS INC.

5836 South Pecos Road
Las Vegas, Nevada, USA  89120
(Address of principal executive offices) (Zip Code)

(800) 942-2201
(Registrant's telephone number, including area code)

______________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,292,878 shares of common stock, $0.001 par value, issued and outstanding as of June 5, 2009.

TABLE OF CONTENTS

Page
PART I - Financial Information	3
Item 1. Financial Statements	3
Balance Sheets April 30, 2009, and January 31, 2009 (audited)	3
Statements of Loss for the three month periods ended April 30, 2009 and 2008, and for the period from inception on December 21, 2001 to April 30, 2009.	4
Statements of Cash Flows for the three-month periods ended April 30, 2009 and 2008, and for the period from inception on December 21, 2001 to April 30, 2009.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
PART II – Other Information	11
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
	April 30,	January 31,
	2009	2009
Assets
CURRENT ASSETS
Cash and cash equivalents	$51,840	$75,128
Prepaid expenses	-	894

Total current assets	51,840	76,022

Reclamation deposits	41,800	41,800

Total Assets	$93,640	$117,822

Liabilities
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,678	$48,067

Total current liabilities	39,678	48,067

Stockholders' Equity

SHARE CAPITAL
Authorized:
600,000,000 (January 31, 2009 – 600,000,000) common
shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
21,292,878 (January 31, 2009 – 21,292,878) common
issued and outstanding at April 30, 2009	21,293	21,293
Additional paid-in capital	3,967,571	3,967,571
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(3,934,902)	(3,919,109)

Total stockholders' equity	53,962	69,755

Total Liabilities and Stockholders' Equity	$93,640	$117,822

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
			Inception
	For the three-month periods ended April 30		December 21, 2001 to
	2009	2008	April 30,2009
Expenses
Mineral claim payments and
exploration expenditures	$10,528	$76,986	$2,778,400
Office and sundry	428	8,057	528,515
Rent	1,676	1,630	29,018
Professional fees	2,300	-	203,888
Transfer agent fees	-	-	6,340
Amortization	-	-	18,000
Interest expense	-	-	1,070
Directors’ fees	894	2,939	35,154
Consulting fees	-	-	583,027
Total expenses	(15,826)	(89,612)	(4,183,412)

Gain on disposal of mineral properties	-	-	236,745
Interest income	33	-	11,765

Net loss for the period	$(15,793)	$(89,612)	$(3,934,902)
Basic and diluted loss per share
of common stock	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic and diluted	21,292,878	21,199,128

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			Inception
	For the Three Month Period Ended April 30		December 21, 2001 to
	2009	2008	April 30, 2009
Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(15,793)	$(89,612)	$(3,934,902)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities
Prepaid expenses	894	458	-
Accounts payable and accrued liabilities	(8,389)	(111,094)	44,221
Net cash used in operating activities	(23,288)	(200,248)	(2,143,681)

Cash flows from (used in)financing activities
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the exercise of warrants	-	218,750	218,750
Cancellation of common stock	-	-	(60,000)
Net cash from financing activities	-	218,750	2,237,321

Cash flows used in investing activities
Reclamation deposit	-	-	(41,800)
	-	-	(41,800)

Increase (decrease) in cash	(23,288)	18,502	51,840

Cash, beginning of period	75,128	29,771	-
Cash, end of period	$51,840	$48,273	$51,840

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$-	$-	$4,543

Web-site development costs related to non –
Employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
(Unaudited)

April 30, 2009 and 2008

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2009 has been omitted.  The results of operations for the three month period ended April 30, 2009 are not necessarily indicative of results for the entire year ending January 31, 2010.

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001.  On February 24, 2004, the Company and a majority of the Company’s stockholders authorized the changing of the Company’s name to American Goldfields Inc.  The name change became effective March 31, 2004.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter the development stage.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,934,902 for the period from December 21, 2001 (inception) to April 30, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the three-month periods ended April 30, 2009 or 2008.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

April 30, 2009 and 2008

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

During the three months ended April 30, 2009 and 2008, the Company did not grant any options under the 2004 plan.

Activity under the 2004 Plan is summarized as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2009	850,000	$1.09

Options granted	-	-
Options exercised	-	-

Balance, April 30, 2009	850,000	$1.09

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at April 30, 2009:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	4.92	$0.06	50,000	$0.06
$1.00	200,000	7.17	$1.00	200,000	$1.00
$1.20	600,000	6.50	$1.20	600,000	$1.20

	850,000	6.56	$1.09	850,000	$1.09

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at April 30, 2009 is $Nil.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at April 30, 2009.  No stock options were exercised during the quarter ended April 30, 2009.

3. Warrants
Warrants Outstanding
Balance, January 31, 2009	1,523,300
Warrants granted	-
Warrants exercised	-
Balance, April 30, 2009	1,523,300

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
(Unaudited)

April 30, 2009 and 2008

3. Warrants - continued

The following table lists the common share warrants outstanding at April 30, 2009.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
312,500	$ 0.74	February 6, 2008 to February 6, 2013
1,523,300

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors and on September 12, 2008 he was appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Cortez Property Option Agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.  As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the quarter ended April 30, 2009.  The Company made total property option payments of $50,000 to MinQuest related to a property option payment for the Cortez Property for the quarter ended April 30, 2008.  During the quarter ended April 30, 2009 the Company made a total of $3,600 (April 30, 2008 - $Nil) in payments to Mr. Kern related to geological services rendered to the Company.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2009 Form 10-K filed by the Company with the Securities and Exchange Commission.

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

Mr. Richard Kern is the President of MinQuest Inc. and he became a member of the Board of Directors of the Company on May 26, 2004.  In addition, on September 12, 2008 he was also appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  All of the Company’s current mineral properties have been optioned from MinQuest. In addition, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company’s current properties. As a result, a significant portion of the Company’s expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.  As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the quarter ended April 30, 2009.  The Company made total property payments of $50,000 to MinQuest related to a property option payment for the Cortez Property for the quarter ended April 30, 2008.  During the quarter ended April 30, 2009 the Company made a total of $3,600 (April 30, 2008 - $Nil) in payments to Mr. Kern related to geological services provided to the Company.

On April 21, 2009 MinQuest granted the Company a one year extension on all of its property option payments and annual property exploration expenditure commitments.  As a result of the extension and due to limited resources available to the Company at the current time, the Company does not have any immediate plans to undertake any exploration programs on any of its properties.  However, the Company is seeking new financing and if sufficient financing can be obtained, the Company will work with MinQuest to prepare budgets for its respective properties.

Results of Operations

We did not earn any revenues during the three months ended April 30, 2009 or 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended April 30, 2009 we incurred a net loss of $15,793 compared to a net loss of $89,612 for the comparative period in 2008.  Our year to date net loss for 2009 has decreased from 2008 largely due to lower mineral claim payments and exploration expenditures.  As a result of limited resources available to the Company, the Company did not have any active exploration programs for the three-months ended April 30, 2009.  In addition, as a result of the extension granted to the Company on April 21, 2009 the Company was not required to make any property option payments for the three-months ended April 30, 2009.  In the first quarter of 2008 the Company incurred mineral claim payments and exploration expenditures related to assay and lab analysis costs for the Hercules drill program and a $50,000 property option payment made for the Cortez Property.  General and administrative expenses have decreased in 2009 compared to 2008 as a result of lower office and sundry and directors fees partially offset by an increase in professional fees.

Liquidity and Capital Resources

We had cash of $51,840 on April 30, 2009. We anticipate that we will incur the following through the next twelve months:

•	$95,000 in connection with mineral claim payments and $765,000 in exploration expenditures of the Company’s properties;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended April 30, 2009 was $23,288 compared to $200,248 during the three months ended April 30, 2008.  The decrease in cash used in the current quarter was largely due to a decrease in the net loss in 2009 ($15,793) compared to 2008 ($89,612).  In addition, in 2008 the Company paid down accounts payable and accrued liabilities in the amount of $111,094 while in 2009 the Company reduced accounts payable and accrued liabilities by $8,389.  There were no financing or investing activities for the quarter ended April 30, 2009 while in 2008 financing activities for the quarter related to the receipt of $218,750 from the exercise of share purchase warrants.  No investing activities occurred in 2008.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,934,902 for the period from December 21, 2001 (inception) to April 30, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2009 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Date:   June 5, 2009

AMERICAN GOLDFIELDS INC.

By:   /s/ Richard Kern
       Richard Kern
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal executive, financial, and accounting officer)