Form 10-Q
period 2009-10-31
AMERICAN GOLDFIELDS INC
filed 2009-12-15
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

TABLE OF CONTENTS

Page
PART I - Financial Information
Item 1. Financial Statements
Balance Sheets October 31, 2009, and January 31, 2009 (audited)
Statements of Loss for the three and nine-month periods ended October 31, 2009 and 2008, and for the period from inception on December 21, 2001 to October 31, 2009.
Statements of Cash Flows for the three and nine-month periods ended October 31, 2009 and 2008, and for the period from inception on December 21, 2001 to October 31, 2009.
Notes to the Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
	October 31,	January 31,
	2009	2009
Assets
CURRENT ASSETS
Cash and cash equivalents	$78	$75,128
Prepaid expenses	-	894

Total current assets	78	76,022

Reclamation deposits	41,800	41,800

Total Assets	$41,878	$117,822

Liabilities
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,054	$48,067

Total current liabilities	25,054	48,067

Stockholders' Equity

SHARE CAPITAL
Authorized:
600,000,000 (January 31, 2009 – 600,000,000) common
shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
21,292,878 (January 31, 2009 – 21,292,878) common
issued and outstanding at October 31, 2009	21,293	21,293
Additional paid-in capital	3,967,571	3,967,571
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(3,972,040)	(3,919,109)

Total stockholders' equity	16,824	69,755

Total Liabilities and Stockholders' Equity	$41,878	$117,822

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)					Inception
					December 21,
	For the Three-Months Ended Oct. 31,		For the Nine-Months Ended Oct. 31,		2001 to
	2009	2008	2009	2008	Oct. 31,2009
Expenses
Mineral claim payments and
exploration expenditures	$-	$26,595	$32,653	$167,529	$2,800,525
Office, rent and sundry	1,758	5,030	3,864	26,590	559,293
Professional fees	6,050	2,999	15,553	10,632	217,141
Transfer agent fees	-	-	-	50	6,340
Amortization	-	-	-	-	18,000
Directors’ fees	-	2,944	894	8,835	35,154
Interest expense	-	-	-	-	1,070
Consulting fees	-	-	-	-	583,027
Total expenses	(7,808)	(37,568)	(52,964)	213,636	(4,220,550)

Gain on disposal of mineral properties	-	-	-	236,745	236,745
Interest income	-	156	33	312	11,765

Net loss for the period	$(7,808)	$(37,412)	$(52,931)	$23,421	$(3,972,040)
Basic and diluted loss per share
of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic and diluted	21,292,878	21,292,878	21,292,878	21,262,084

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			Inception
	For the Nine Months Ended October 31,		December 21, 2001 to
	2009	2008	October 31, 2009
Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(52,931)	$23,421	$(3,972,040)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities
Prepaid expenses	894	20,852	-
Accounts payable and accrued liabilities	(23,013)	(209,885)	29,597
Net cash used in operating activities	(75,050)	(165,612)	(2,195,443)

Cash flows from (used in)financing activities
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	-	(60,000)
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the exercise of warrants	-	218,750	218,750
Net cash from financing activities	-	218,750	2,237,321

Cash flows used in investing activities
Reclamation deposit	-	13,168	(41,800)
	-	13,168	(41,800)

Increase (decrease) in cash	(75,050)	66,306	78

Cash, beginning of period	75,128	29,771	-
Cash, end of period	$78	$96,077	$78

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$-	$-	$4,543

Web-site development costs related to non –
Employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

October 31, 2009 and 2008

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2009 has been omitted.  The results of operations for the three or nine-month periods ended October 31, 2009 are not necessarily indicative of results for the entire year ending January 31, 2010.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,972,040 for the period from December 21, 2001 (inception) to October 31, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the three or nine-month periods ended October 31, 2009 or 2008.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

October 31, 2009 and 2008

2. Stock Options - continued

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants.  Because additional stock options are expected to be granted in future periods, the stock-based compensation expenses recorded in previous periods are not representative of the effects on reported financial results for future periods.  The Company did not grant any stock options under the 2004 plan during the three or nine-month periods ended October 31, 2009 or 2008.

Activity under the 2004 Plan is summarized as follows:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2009	850,000	$1.09

Options granted	-	-
Options exercised	-	-

Balance, October 31, 2009	850,000	$1.09

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at October 31, 2009:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	4.42	$ 0.06	50,000	$ 0.06
$1.00	200,000	6.67	$ 1.00	200,000	$ 1.00
$1.20	600,000	6.00	$ 1.20	600,000	$ 1.20

	850,000	6.06	$ 1.09	850,000	$ 1.09

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at October 31, 2009 is $5,500.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at October 31, 2009.  No stock options were exercised during the three or nine-months ended October 31, 2009.

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

October 31, 2009 and 2008

3. Warrants
Warrants Outstanding
Balance, January 31, 2009	1,523,300
Warrants granted	-
Warrants exercised	-
Balance, October 31, 2009	1,523,300

The following table lists the common share warrants outstanding at October 31, 2009.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
312,500	$ 0.74	February 6, 2008 to February 6, 2013
1,523,300

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Cortez Property Option Agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the nine-months ended October 31, 2009.  For the nine months ended October 31, 2008, the Company made total property option payments of $65,000 to MinQuest related to the property option payments for the Cortez ($50,000) and the Gilman ($15,000) properties.  Included in the net loss for nine-months ended October 31, 2009 is an amount of $4,800 (October 31, 2008 - $4,980) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

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

Mr. Richard Kern is the President of MinQuest Inc. and he became a member of the Board of Directors of the Company on May 26, 2004.  In addition, on September 12, 2008 he was also appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  All of the Company’s current mineral properties have been optioned from MinQuest. Also, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company’s current properties. As a result, a significant portion of the Company’s expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.  As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the nine-months ended October 31, 2009.  The Company made total property payments of $65,000 to MinQuest related to property option payments for the Cortez and Gilman Properties for the nine-months ended October 31, 2008.  During the nine-months ended October 31, 2009 the Company made a total of $4,800 (October 31, 2008 - $4,980) in payments to Mr. Kern related to geological services provided to the Company.

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

Results of Operations

We did not earn any revenues during the three or nine-months ended October 31, 2009 or 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended October 31, 2009, we had a net loss of $52,931 compared to a net income of $23,421 for the comparative period in 2008.  We had a net income for the nine-months ended October 31, 2008 due to the receipt of $250,000 received from the assignment of the Imperial Property to Patriot Gold Corp.  The payment of $250,000 was recorded as a refund of the reclamation deposit on the Imperial Property of $13,255 and a gain on disposal of mineral properties of $236,745.  Excluding the effect of the receipt of the funds from the assignment of the Imperial Property, total expenses were $52,964 for the nine-months ended October 31, 2009 compared to $213,636 for 2008.  Expenses decreased in 2009 largely due to lower mineral claim payments and exploration expenditures, and office costs.  In 2009 mineral claim payments and exploration expenditures were $32,653 compared to $167,529 for the nine-months ended October 31, 2008.  A significant reason for the decrease was due to the extension granted to the Company by MinQuest on April 21, 2009 that resulted in the Company not making any property option payments during the nine-months ended October 31, 2009.  In the first nine-months of 2008 the Company’s most significant mineral claim payments and exploration expenditures related to the final costs of the drilling program and assay and lab analysis costs for the Hercules Property as well as a total of $65,000 in property option payments made for the Cortez and Gilman Properties.  The Company did not undertake any significant exploration activities during the first nine months of 2009.  Office, rent and sundry costs have decreased to $3,864 in 2009 compared to $26,590 in 2008.  The decrease was a result of the Company cutting its office expenses as well as receiving a credit from one of its vendors during the nine-months ended October 31, 2009.  Directors’ fees have decreased as a result of the Directors agreeing to suspend their fees.

During the three months ended October 31, 2009, we had a net loss of $7,808 compared to a net loss of $37,412 for the comparative period in 2008.  Expenses for the three months ended October 31 decreased to $7,808 for 2009 compared to $37,568 for the corresponding period in 2008.  Mineral claim payments and exploration expenditures were $nil for the three-months ended October 31, 2009 compared to $26,595 for the same period in 2008.   The Company did not undertake any exploration during the third quarter of 2009 while in 2008 mineral claim payments and exploration expenditures related to the final costs of the drilling program and assay and lab analysis costs for the Hercules Property.   Office and sundry costs have decreased to $1,758 in 2009 compared to $5,030 in 2008.  The decrease is a result of the Company cutting its office expenses during the three-months ended October 31, 2009.  Directors’ fees have decreased as a result of the Directors agreeing to suspend their fees.

Liquidity and Capital Resources

We had cash of $(2,008) as of October 31, 2009. We anticipate that we will incur the following through to the end of October 2009:

•	$110,000 in connection with mineral claim payments and $1,061,000 in exploration expenditures of the Company’s properties;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended October 31, 2009 was $75,050 compared to $165,612 during the nine-months ended October 31, 2008.  The decrease in cash used in operating activities was largely the result of net income generated in 2008 due to the receipt of $250,000 received from the assignment of the Imperial Property to Patriot Gold Corp.  The receipt of the $250,000 resulted in a net income of $23,421 in 2008 compared to a net loss of $52,931 in 2009.  Partially offsetting the effect of the receipt of the $250,000 in 2008 was the paying down of accounts payable that resulted in a cash outflow of $209,885 in 2008 while for the same period in 2009 there was an outflow of $23,013.

There was no cash flows from either investing or financing in 2009 while in 2008 cash from financing was $218,750 received from the exercise of warrants and cash used in investing related to the net refund of reclamation deposits of 13,168.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,972,040 for the period from December 21, 2001 (inception) to October 31, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended October 31, 2009.

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

Date: December 14, 2009 AMERICAN GOLDFIELDS INC. By: /s/ Richard Kern Richard Kern President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)