Form 10-K
period 2010-01-31
AMERICAN GOLDFIELDS INC
filed 2010-05-03
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010
Commission file number: 0--49996

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0867612
(State of incorporation)	(I.R.S. Employer Identification No.)

3481 E Sunset Road, Suite 100
Las Vegas, NV 89120
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

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as January 29, 2010 was approximately $2,768,074.

The number of shares of the issuer’s common stock issued and outstanding as of May 3, 2010 was 21,346,932 shares.

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

On March 10, 2010, we caused the incorporation of our wholly owned subsidiary, Goldmin Exploration Inc., (“Goldmin”) under the laws of Nevada.  On March 11, 2010 the Company entered into two Assignment Agreements, with Goldmin to assign the exclusive option to an undivided right, title and interest in the Gilman property; and the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin. Pursuant to the Assignment Agreements, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement; and the Cortez Property Option Agreement.

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

On August 1, 2009, the Company's Board of Directors elected Mr. Richard Kehmeier as a member of the Board of Directors of the Company.

On February 1, 2010, the Company's Board of Directors elected Mr. Ronald Sheets as a member of the Board of Directors of the Company.

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

Employees

We have no employees as of the date of this report. Our sole officer and five directors provide planning and organizational services for us on a part-time consulting basis.

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

On March 10, 2010, we caused the incorporation of our wholly owned subsidiary, Goldmin Exploration Inc., (“Goldmin”) under the laws of Nevada.  On March 11, 2010 the Company entered into two Assignment Agreements to assign the exclusive option to an undivided right, title and interest in the Gilman property; and the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin. Pursuant to the Assignment Agreements, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement; and the Cortez Property Option Agreement.  Goldmin Explorations Inc.’s only assets are the aforementioned agreements and it does not have any liabilities.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.                      DESCRIPTION OF PROPERTIES

We currently maintain our corporate office at 3481 E Sunset Road, Suite 100
Las Vegas, Nevada at a cost of approximately $100 per month. This rental is on a month-to-month basis.

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

To January 31, 2010, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 annual option payments due in May 2008, 2007, 2006 and 2005.  In addition the Company has incurred approximately $154,000 in exploration expenditures on the property. At January 31, 2010 the Company had a shortfall in property expenditures of approximately $121,000.  As a result of the extension granted by MinQuest, this amount is now due to be incurred by May 15, 2010.  In the event the Company does not make the indicated option payments and incurring the exploration expenditures, when demanded, the Company will lose its interest in the property.

On March 11, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Gilman Property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement.

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

Geological Exploration Program

Evaluation of the Gilman claims to January 31, 2007 had consisted of the preparation of a topographic base map, and surface and underground geochemical sampling. In addition, as part of the permitting process the Company undertook an archeological review of the property.  During 2008, the Company received a permit to drill on the Gilman Property.  The Board of Directors approved an $112,500 (excluding reclamation bond and claim filing fees) drilling budget that includes three reverse circulation holes for a total of 3,000 feet of drilling.  The program began in January 2008 with the goal of testing a previously untested range front fault hosted quartz vein system. Testing has been initiated at the northern end of a mile-long target zone.  Due to heavy snowfall only one hole was drilled in January 2008 before the rig had to be removed from the property.  It is hoped that the drill program will resume in the near future.

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

To January 31, 2010, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005, however is in default of the November 2009 option payment.  In addition the Company has incurred approximately $792,200 in exploration expenditures on the property.  At January 31, 2010 the Company had a shortfall in property expenditures of approximately $257,800.  As a result of the extension granted by MinQuest, this amount was due to be incurred by November 25, 2009, but is currently in default, pending financing.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

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

Exploration History of the Hercules Property

The Hercules Property was first discovered in 1860 by pioneers during the famous “Washoe Rush”. Production from high grade veins started as early as 1870 and occurred as late as 1956. The Hercules Mine, located on the property, had production of 5,000 ounces of gold and 20,000 ounces of silver as indicated from stopping. Recent exploration efforts began in the early 1980’s when placer mining was attempted on the eastern portion of the property, below the Hercules Mine. Since then, Asamera, St. Joe, Horizon Gold, Phelps Dodge and Adamas\GSL have conducted exploration efforts totaling over US$2,000,000 in expenditures.  Drilling undertaken by predecessor companies are as follows:

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

The second target type at Hercules is bulk-minable, heap-leachable gold/silver. This area contains the following individual target areas:

•
Zones C/D/E contains significant mineralization within three separate pods. Drilling is wide spaced and incomplete between the three pods. The pods remain open ended along strike and down dip. These pods may join along strike.  Two claims not owned by MinQuest cover part of this resource. In the past, these claims were leased for reasonable terms.

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

During 2007 the Company conducted a drill program that was completed in March 2008. The program included the drilling of 24 holes for a total 7,415 feet.  The budget for the program approved by the Board of Directors was $275,000.  Nearly all of the holes tested new areas of mineralization, mostly within the Central, West Cliffs and “C” zones.  The drill holes were positioned to expand mineralization found in the previous year’s drill program.  Most holes were located from 200 to 300 feet apart along perceived fault trends.

The West Cliffs zone appears to be at least 2000 feet long.  The zone is nearly 1000 feet wide, composed of a series of sub-parallel fault zones, each zone being from 50 to 125 feet wide.  The zones are hosted within volcanic rock and mudstone, now altered to clay, blocky silicification and quartz veining.  About 50% of the alteration is within the oxidized level.

The “C” zone has been traced for at least 1400 feet along strike and may be up to 300 feet wide.  Alteration includes blocky quartz replacement of volcanic rock, banded quartz veins and clay.  Nearly 95% of the alteration is oxidized.

A few holes were placed to test the central area of alteration.  These were some of the last holes completed.  Holes drilled immediately adjacent of known alteration within the Central Target encountered relatively thin areas of oxidized, quartz veined and clay altered volcanic rock.  Step off drilling in areas of post mineral volcanic rock encountered thick blankets of unaltered dacite and ash before encountering epithermal alteration.  However, when the alteration was encountered the rock was oxidized even 250 feet deep.  This would suggest that at least some of the post mineral cover occurred after the oxidation event.  This is important because the “A” and “B” ore zones were partially limited by post mineral volcanic cover.  The previous exploration groups quit looking under young volcanic rocks believing first that the cover would be too thick and cost too much to strip and second, the underlying mineralization would be pyritic and not amenable to heap leach.  The new information leaves room for additional expansion potential along strike of the previously defined resource areas.

The following table lists the intercepts in each drill hole.

Hole ID	Hole Depth	Thick (feet)	Depth to top	Au (ppm)	Ag (ppm)	Comments
H-0701	370	5	105	0.59	<0.05
		30	140	0.79	14.75
		45	170	0.16	2.93
H-0702	300	5	290	0.15	3.10	Hole too short, just started in alteration
H-0702A	330			NSV	NSV	Too shallow
H-0703	370	50	0	0.03	1.23	Altered at top of hole
		20	345	0.32	14.65	At bottom of hole
H-0704	300	60	0	0.04	1.66	Altered at top of hole, probably not deep enough
H-0705	300	60	0	0.04	0.98	Probably not deep enough
H-0706	310	5	220	0.37	5.00	Lost hole due to caving
H-0707	300	15	100	0.38	3.7
		10	125	0.52	1.95
		10	185	0.37	4.25
or		95	100	0.23	2.55	Mineralized section
H-0708	250	25	80	0.37	4.20	-60
		10	170	0.34	3.20
H-0709	250	20	85	0.51	1.43
		30	145	0.44	6.53
H-0710	285
H-0711	350			NSV	NSV	Too far west
H-0712	250
H-0713	400	15		0.79	3.27	Alt and mineral to bottom of hole
H-0714	400
H-0715	400	5	230	0.38	14.4
H-0716	250			NSV	NSV
H-0717	320	20	45	0.36	9.20
or		40	45	0.25	6.11
H-0718	60					Lost hole in basalt
H-0719	430
H-0720						Not Drilled
H-0721						Not Drilled
H-0722	350
H-0723	280	10	115	0.43	7.30
H-0724	250	20	20	0.35	1.55
		50	50	0.57	4.62
or		70	20	0.47	3.51
		5	220	0.97	0.50
H-0725		50	90	0.60	3.87
	310	5	160	0.35	3.10
Total footage	7415

The 2007 drilling program was very successful in expanding the known resource areas and finding new areas of near-surface, low grade gold and silver.  The new intercepts in the “C” resource area (H0604 and 0605), and the West Cliffs zone (H0606 through 0608) combined with the intercepts from the 2005 drilling program in the “A” resource indicate potential for dramatic increases to the historic resources.  Drilling in the north central area also provided new evidence for increasing resources (H0609 and 0610). The interpretation of the 2006 drilling results also suggests faults previously believed to dip to the east may roll to the west at relatively shallow depth.  This finding coupled with the potential for increase of near-surface resources indicates changes are necessary to the exploration philosophy at Hercules.

It is recommended that future drill programs concentrate on further development of the shallow resources on both the east and west sides of the known structures.  Previously, the historic drilling had concentrated on the east side of the structures, defining the shallow resources in “A” through “C”.  This historic work has outlined approximately four and a half million tons of material hosting over 150,000 ounces of gold.  Metallurgical work completed in the mid to late 1980’s suggests +87% recoveries from cyanide leaching of the near surface, oxidized material within these resource areas.  The historic drilling was eventually halted due to the declining gold price and insolvency of the company involved.

The recent holes drilled in the 2005 and 2006 exploration programs initiated by AGFL suggest further near-surface resources are likely to be developed within the “A” through “C” Resource areas, the West Cliffs hanging wall and the central core between these two areas.  The topography is relatively flat allowing for an inexpensive, shallow drilling program.  This type of drilling could quickly expand the current resources.  Further resources may also be developed north of West Cliffs where the zone has either been poorly drilled or had no drilling at all.  It is likely that this type of exploration program will more than double the current resources.

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

Fritz Geophysics has commented on the previous geophysical programs in the Hercules area.  An IP survey was carried out over the northern part of the property position in the late 1980’s.  Thick interbeds of mudstone confused the interpretations of this survey.  Geophysics may be warranted over the southern end of the property where drilling has shown the volcanic units to be thicker.  This is especially true in the West Ridge area where a relatively thick zone of silicification has been identified under alluvial cover.  It is recommended that Fritz be contacted to give advice on what kind of geophysical tool would be advantages to AGFL’s exploration program.  Assuming a positive response, his report will be forwarded for AGFL’s consideration.

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

To January 31, 2010, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively, however is in default of the $75,000 payment due in February 2010.  In addition the Company has incurred approximately $242,900 in exploration expenditures on the property.  At January 31, 2010 the Company had a shortfall in property expenditures of approximately $207,100.  As a result of the extension granted by MinQuest, this amount was due to be incurred by February 26, 2010, but is in default, pending financing.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On March 11, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement.

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

For 2007 the Board of Directors has approved a budget of $150,000 for the Crescent Fault Property.  The exploration plan includes drilling three or four holes for a total of 2,000 feet.  The work has not yet been completed but it is hoped that it will be undertaken in 2010 but the Company has not yet made its determination on its 2010 exploration programs.

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

The Bankop Property forms part of the Cortez Property and as such is covered by the Cortez Property Option Agreement such that annual minimum property expenditures can be incurred on any of the three projects making up the Cortez Property.  Based on an evaluation of the previous work undertaken on the Cortez Property and based upon recommendations from MinQuest, the Company elected to conduct a drill exploration program on the Crescent Fault Property in 2007 in order to meet the Company’s exploration expenditure commitments under the Cortez Property Option Agreement.   Because of other commitments the 2007 program has not been conducted. The Company’s current plan is to do the work in the summer of 2010.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “AGFL.OB”. The Over the Counter Bulletin Board is maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending January 31, 2010 and 2009.

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
2010	Fourth Quarter	$0.30	$0.11
	Third Quarter	$0.21	$0.05
	Second Quarter	$0.07	$0.04
	First Quarter	$0.10	$0.04
2009	Fourth Quarter	$0.105	$0.07
	Third Quarter	$0.11	$0.06
	Second Quarter	$0.36	$0.08
	First Quarter	$0.74	$0.35

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of May 3, 2009, we had 48 (forty-eight) registered holders of shares of common stock.

Recent Sales of Unregistered Securities

There were no sales of equity securities of the Company by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

As of May 3, 2010, there had been no dividends declared on the Company’s Common Stock.  We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	2,273,300(1)	$1.52	1,900,000
Total	2,273,300	$1.52	1,900,000

(1) Such amount includes 750,000 common stock purchase options which are outstanding and exercisable pursuant to the American Goldfields Inc.’s 2004 Stock Option Plan.  It also includes 1,523,300 common stock purchase warrants.

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. As of May 3, 2010, there were a total of 3,100,000 options that had been granted under the plan. Of these, 750,000 remain outstanding and exercisable at a weighted average exercise price of $1.07 per option.  The following discussion describes material terms of grants made pursuant to the stock option plans:

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

Plan of Operations

Our business plan is to proceed with the exploration of the Gilman, Hercules and Cortez Properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had cash of $811 and working capital of $(47,171) as of January 31, 2010.  We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Results of Operations for the Fiscal Year Ended January 31, 2010

We did not earn any revenues during the fiscal year ended January 31, 2010 or 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2010 we had a net loss of $75,126 compared to a net loss of $32,507 for the prior year, an increase of $42,619.  Our loss for 2010 has increased over 2009 primarily due to the Company recording a gain of $236,745 from the assignment of the Imperial property to Patriot Gold Corp. in 2009, whereas there was no such gain in 2010. In addition there was a reduction in mineral claim payments and exploration expenditures in 2010 of $165,884 (2010 - $32,653 and 2009 - $198,537).  The decrease was due to lower exploration costs and option payments.  There was no stock-based compensation recognized in 2010 and 2009.  There were no mineral claim payments and exploration expenditures in 2010 compared to the Company making option payments totaling $85,000 in 2009.  During 2010 the Company made $nil option payments under the Hercules (2009 - $20,000), Gilman $nil (2009 - $15,000), and the Cortez $nil (2009 - $50,000) property option agreements.  There were no Imperial option payments in 2009 as the Company assigned its rights under the property option agreement to Patriot Gold Corp. for $250,000.  Due to this assignment the Company recognized $13,255 as a refund of the reclamation bond and recorded a gain of $236,745 in 2009, whereas there was no such gain in 2010.

General and administrative expenses were lower in 2010 compared to 2009.  Office and sundry decreased to $4,023 in 2010 from $28,669 while professional fees were increased to $35,913 in 2010 from $23,912 in 2009.  Directors fees were reduced to $894 in 2010 compared to $11,182 in 2009 due to the directors temporary fee suspension.  Rent was reduced to $1,676 in 2010 compared to $7,321 in 2009 due to expiration of the office lease agreement.  The lower expenses were due to an overall reduction in the Company’s activity in 2010 compared to 2009.

Liquidity and Capital Resources

We had cash of $811 and working capital of $(47,171) as of January 31, 2010. We anticipate that we will incur over the next twelve months:

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

Net cash used in operating activities during the year ended January 31, 2010 was $74,317 compared to $186,561 during the year ended January 31, 2009.  The decrease in cash used in operations was primarily due to a reduction in accounts payable and accrued liabilities in 2010 ($85) compared to 2009 ($186,561). We had a net loss of $75,126 compared to a net loss of $32,507 for the prior year, an increase of $42,619.  In addition there was a prepaid expense outflow of $894 in 2010 compared to $21,894 in 2009.

We did not receive any cash from financing in 2010.  While cash from financing in 2009 related to $218,750 received from the exercise of share purchase warrants.  As a subsequent event on March 3, 2010 the Company received $40,000 from the exercise of share purchase warrants.  There were no investing activities in 2010 related to refundable reclamation deposits paid to the State of Nevada while in 2009 the Company received a net refund of $13,168.

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

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

1.	Auditors’ Reports;

2.	Audited Financial Statements for the year ended January 31, 2010, including:

a.	Balance Sheets as at January 31, 2010 and 2009;

b.	Statements of Operations for the years ended January 31, 2010 and 2009 and for the period from inception on December 21, 2001 to January 31, 2010;

c.	Statements of Cash Flows for the years ended January 31, 2010 and 2009 and for the period from inception on December 21, 2001 to January 31, 2010;

d.	Statements of Stockholders’ Equity for the years ended January 31, 2010 and 2009 and for the period from inception on December 21, 2001 to January 31, 2010;

e.	Notes to the Financial Statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2010 and 2009
(Stated in U.S. Dollars)

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
American Goldfields, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of American Goldfields, Inc (an exploration stage company) as of January 31, 2010 and 2009, and the related statements of operations, and cash flows for the years ended January 31, 2010 and 2009, and the cumulative since December 21, 2001 (inception) to January 31, 2010, and the statement of stockholder’s equity since December 21, 2001 (inception) to January 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Goldfields, Inc (an exploration stage company) as of January 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended January 31, 2010 and 2009 and the cumulative since December 21, 2001 (inception) to January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROBISON, HILL & CO.
Certified Public Accountants

Salt Lake City, Utah
May 3, 2010

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$811	$75,128
Prepaid expenses	-	894
Total Current Assets	811	76,022

Reclamation deposits (note 4)	41,800	41,800
Total Assets	$42,611	$117,822

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$47,982	$48,067
Total Current Liabilties	47,982	48,067

Stockholders’(deficiency) equity

Preferred Stock
100,000,000 shares authorized with a par value of $0.001 per share, none issued or outstanding	-	-

Common Stock (note 5)
Authorized:
600,000,000 shares with a par value of $0.001 per share
Issued:
21,292,878 shares issued and outstanding at January 31, 2010 (January 31, 2009 – 21,292,878)	21,293	21,293

Additional paid-in capital	3,137,967	3,137,967
Warrants	829,604	829,604
Deficit accumulated during the exploration stage	(3,994,235)	(3,919,109)
Total stockholders’ (deficiency) equity	(5,371)	69,755
	$42,611	$117,822

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO
			JANUARY 31
	2010	2009	2010

Expenses
Mineral claim payments and exploration expenditures	$32,653	$198,537	$2,800,525
Office and sundry	4,023	28,669	532,110
Rent	1,676	7,321	29,018
Professional fees	35,913	23,912	237,501
Transfer agent fees	-	50	6,340
Amortization	-	-	18,000
Interest expense	-	-	1,070
Directors’ fees	894	11,182	35,154
Consulting fees	-	-	583,027
Total expenses	(75,159)	(269,671)	(4,242,745)

Gain on disposal of mineral property (note 3)	-	236,745	236,745
Interest income	33	419	11,765

Net loss for the period	$(75,126)	$(32,507)	$(3,994,235)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	21,292,878	21,270,190

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31,		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO
			JANUARY 31
	2010	2009	2010

Cash provided by (used in):
Operating activities
Net loss for the period	$(75,126)	$(32,507)	$(3,994,235)

Adjustments to reconcile net loss to net
Cash flows used in operating activities
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities
Prepaid expenses	894	21,894	-
Accounts payable and accrued liabilities	(85)	(175,948)	52,525
	(74,317)	(186,561)	(2,194,710)
Financing activities
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of warrants	-	218,750	218,750
Payment of amounts due to related party	-	-	(30,000)
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	-	(30,000)
	-	218,750	2,237,321
Investing activity
Reclamation deposits	-	13,168	(41,800)
Increase (decrease) in cash and cash equivalents	(74,317)	45,357	811

Cash and cash equivalents, beginning of period	75,128	29,771	-

Cash and cash equivalents, end of period	$811	$75,128	$811

SCHEDULE OF NON-CASH ACTIVITIES
Cancellation of common stock (note 6)	$-	$-	$30,000
Settlement of accounts payable by contribution from a stockholder	$-	$-	$4,543
Web-site development costs related to non-employee stock-based compensation	$-	$-	$18,000
The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2010
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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2010
(Stated in U.S. Dollars)
(Continued)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	WARRANTS	DEFICIENCY ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY

Balance, January 31, 2006 – brought forward	25,892,878	$25,893	$1,839,057	$702,264	$(2,238,690)	$328,524
Cancellation of common stock on July 12, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Cancellation of common stock on July 14, 2006	(3,000,000)	(3,000)	(27,000)	-	-	(30,000)
Exercise of common stock options	400,000	400	479,600	-	-	480,000
Stock-based compensation	-	-	195,600	-	-	195,600
Net loss for the year	-	-	-	-	(692,299)	(692,299)

Balance, January 31, 2007	20,292,878	20,293	2,460,257	702,264	(2,930,989)	251,825
Private placement, common share issuances for cash at $0.64 per unit on December 6, 2007	312,500	312	72,348	127,340	-	200,000
Exercise of common stock options	375,000	375	199,125	-	-	199,500

Stock-based compensation	-	-	187,800	-	-	187,800
Net loss for the year	-	-	-	-	(955,613)	(955,613)

Balance, January 31, 2008	20,980,378	$20,980	$2,919,530	$829,604	$(3,886,602)	$(116,488)

Exercise of share purchase warrants in February and March 2008	312,500	313	218,437	-	-	218,750
Net loss for the year	-	-	-	-	(32,507)	(32,507)

Balance, January 31, 2009	21,292,878	$21,293	$3,137,967	$829,604	$(3,919,109)	$69,755

Net loss for the year	-	-	-	-	(75,126)	(75,126)

Balance, January 31, 2010	21,292,878	$21,293	$3,137,967	$829,604	$(3,994,235)	$(5,371)

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,994,235 for the period from December 21, 2001 (inception) to January 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JANUARY 31, 2010 AND 2009
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

JANUARY 31, 2010 AND 2009
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

JANUARY 31, 2010 AND 2009
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

At January 31, 2010,  potential  common  shares of 2,273,300 (January 31, 2009 – 2,373,300) related  to  common  stock  options and warrants were  excluded  from  the computation  of diluted  earnings  per share since their  effect is anti-dilutive.

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

JANUARY 31, 2010 AND 2009
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

New Accounting Pronouncements

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2010 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

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

JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTERESTS - Continued

Gilman Property - continued

To January 31, 2010, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2008, 2007, 2006 and 2005.  In addition the Company has incurred approximately $154,000 in exploration expenditures on the property. At January 31, 2010 the Company had a shortfall in property expenditures of approximately $121,000.  As a result of the extension granted by MinQuest, this amount is now due to be incurred by May 15, 2010.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

JANUARY 31, 2010 AND 2009
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

To January 31, 2010, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005.  In addition the Company has incurred approximately $792,200 in exploration expenditures on the property.  At January 31, 2010 the Company had a shortfall in property expenditures of approximately $257,800.  As a result of the extension granted by MinQuest, this amount is now due to be incurred by November 25, 2009, but is currently in default, pending financing.   The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

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

JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTERESTS - Continued

Cortez Property - continued

The annual property expenditure requirement of $300,000 required to be incurred by February 26, 2009 is now due to be incurred by February 26, 2010 and the $250,000 due February 26, 2010 is now due to be incurred by February 26, 2011.

To January 31, 2010, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively.  In addition the Company has incurred approximately $242,900 in exploration expenditures on the property.  At January 31, 2010 the Company had a shortfall in property expenditures of approximately $207,100.  As a result of the extension granted by MinQuest, this amount is now due to be incurred by February 26, 2010, but is in default, pending financing.  The Company is at risk of losing interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009
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

The Company did not grant any stock options for the year ended January 31, 2010 and for the year ended January 31, 2009.

The weighted average fair value of options granted for the year ended January 31, 2010 was $nil (January 31, 2009 – $nil).  As a result of the recognition of stock-based compensation, the following amounts have been included in the Statements of Operations:

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

5.           COMMON STOCK - Continued

b)	Stock Options - continued

Activity under the 2004 Plan is summarized as follows:
	Options Outstanding	Weighted Average Exercise Price
Balance, January 31, 2009	850,000	$1.09
Options cancelled	(100,000)	$-
Balance, January 31, 2010	750,000	$1.07

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2010:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.06	50,000	4.17	50,000	$ 0.06
$ 1,00	200,000	6.42	200,000	$ 1.00
$ 1.20	500,000	5.75	500,000	$ 1.20
	750,000		750,000

The aggregate intrinsic value of stock options outstanding as well as those exercisable at January 31, 2010 is $3,500 (2009 - $500).  All options granted by the Company under the 2004 plan have vested immediately.  As a result, there is no unrecognized compensation expense for unvested options at period end for any of the periods shown.  There were no stock options exercised during the years ended January 31, 2010 and 2009.

c)      Warrants

Warrants Outstanding
Balance, January 31, 2009	1,523,300
Warrants exercised	-
Balance, January 31, 2010	1,523,300

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

5.	COMMON STOCK – Continued

c)      Warrants - continued

The following table lists the common share warrants outstanding at January 31, 2010.  Each warrant is exchangeable for one common share.

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

For the year ended January 31, 2010, the Company paid MinQuest a total of $nil (January 31, 2009 - $65,000) related to property option payments for the Cortez and Gilman Properties.  Included in the net loss for the twelve months ended January 31, 2010 is an amount of $4,800 (January 31, 2009 - $7,980) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

b)	Share Redemption

On July 12, 2006 the Company and its former President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by its former President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made in April 2007.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

7.	INCOME TAXES

Deferred tax assets of the Company are as follows:

	2010	2009
Loss carry-forwards	$764,000	$738,000
Less: Valuation allowance	(764,000)	(738,000)
Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2009 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:
	2010	2009
Computed “expected” tax benefit	$25,500	$11,000
Permanent differences	500	(1,000)
Change in Valuation Allowance	(26,000)	(10,000)
Income tax provision	$-	$-

As at January 31, 2010 the Company has net operating loss carry-forwards of approximately $2,247,000 (2009 - $2,172,000), which expire between 2022 and 2030.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended January 31, 2010.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

8.	UNCERTAIN TAX POSITIONS - Continued

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of February 1, 2010:

United States (a)	2006 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

9.  SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after January 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through May 3, 2010, which is the date on which the financial statements were issued.

On March 3, 2010 the Company received $40,000 from the exercise of 54,054 share purchase warrants at an exercise price of $0.74.

On March 10, 2010, we caused the incorporation of our wholly owned subsidiary, Goldmin Exploration Inc., (“Goldmin”) under the laws of Nevada.  On March 11, 2010 the Company entered into two Assignment Agreements to assign the exclusive option to an undivided right, title and interest in the Gilman property; and the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin. Pursuant to the Assignment Agreements, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement; and the Cortez Property Option Agreement.  Goldmin Explorations Inc.’s only assets are the aforementioned agreements and it does not have any liabilities.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2010, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Richard Kern.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended January 31, 2010, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Principle Executive and Principal Financial Officers concluded that our internal control over financial reporting was not effective as of January 31, 2010 due to the following material weakness:

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

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s executive officers and directors as of May 3, 2010.

Name	Position	Age	Date of First Election Or Appointment

Richard Kern(1)	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	62	May 26, 2004
Jared Beebe	Director	59	September 15, 2006
David Gladwell	Director	53	January 11, 2006
Richard Kehmeier	Director	61	August 1, 2009
Ronald Wynn Sheets	Director	49	February 1, 2010

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

Dr. David Gladwell is an experienced geochemist with an extensive background in mineral exploration utilizing advanced technologies. After completing his formal geological education, Dr. Gladwell came to Canada to work as staff geochemist and later airborne operations geochemist for Barringer Magenta and then Barringer Research. During this time Dr. Gladwell conducted research on several significant gold zones including the Kerr Addison deposit in Ontario (later published) and the Cortez deposit/trend in Nevada. As geochemist at Barringer, Dr. Gladwell developed a suite of multivariate statistical software tools to provide interpretation of exploration programs in northern Ontario. In a joint effort between Barringer and British Petroleum, he also assisted with the development of a pressurized airborne Flame Ionization Detector (AIRTRACE) which he used to manage and interpret surveys in the North Sea, the Minches, the Irish Sea, the English Channel, the Mediterranean offshore of Egypt, the Baltic Sea, the Gulf Coast, the Beaufort Sea and large tracts of the Northwest Territories. From 1999 to 2005, Dr. Gladwell worked as a Pastor, in 2006 he was an instructor at Georgian College and Applegate School in Ontario, Canada, from 2007 to 2008 he was employed as a Senior Geochemist at Klohn Crippen Berger Ltd. and since 2008 he has held the position of Senior Geochemist with Wardrop Engineering Ltd.  Dr. Gladwell earned a Bachelor of Science degree in Chemistry and Geology from the University of Liverpool, and a Ph.D. in Geochemistry from the Royal School of Mines, London University, UK.

Richard Kehmeier is a Certified Professional Geologist with nearly forty years of international experience in all phases of resource development for the mining industry.  Mr. Kehmeier is currently a Senior Geologist for Vector Engineering Inc. in Golden, Colorado.  During his career he has held such positions as Vice President of Exploration at Gold Reserve Corp and Atlas Corporation and has worked for companies such as Union Carbide, and Anaconda.  He is responsible for the discovery of nearly 15 million ounces of gold in his career.  Mr. Kehmeier graduated from the Colorado School of Mines with a Bachelor of Science in Geological Engineering and a Master of Science in Geology.

Dr. Ronald Wynn Sheets is an exploration geologist with more than twenty-five years of domestic and international experience in base and precious metals exploration.  Dr. Sheets has an extensive background both in field and management positions, and has worked for such companies as Helio Resources Corp. from October 2008 until February 2009 as a Technical Manager and May 2007 to October 2008 as a Country Manager; Axmin Ltd., from March 2006 to April 2007 as the Manager of Regional Exploration; Applied Geology CC from May 2004 to March 2006 as a Consulting Geologist; and Boynton Platinum, and Harmony Gold as a Consulting Geologist.  For most of the past decade, Dr. Sheets has acted as a geological consultant to various mining exploration companies throughout Africa, specifically in Tanzania, Central African Republic, and South Africa.  As of February 2009 Dr. Sheets relocated back to the United States and has been further developing his database and 3D geological modeling skills.  Dr. Sheets has also lectured at Rhodes University (South Africa) and the University of Alberta, and has published various research papers. Dr. Sheets earned a B.Sc. in Geology (Grand Valley State University), a M.Sc. in Geology & Mineralogy (Ohio State University), and a Ph.D. in Geological Sciences (Virginia Tech).

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

We are not aware of any instances in fiscal year 2010 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation.

Mr. Richard Kern has been serving as our Director since May 26, 2004 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since September 12, 2008.  From February 1, 2008 to September 12, 2008, Mr. Donald Neal was our President, Chief Executive and Operating Officer, Treasurer, and Secretary.  We had no other officers during the fiscal year ended January 31, 2010.

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

For the year ended January 31, 2010, the Company paid MinQuest a total of $nil related to property option payments, whereas for the year ended January 31, 2009, the Company paid MinQuest a total of $65,000 (Cortez $50,000 and Gilman $15,000).  Included in the net loss for the twelve months ended January 31, 2010 is an amount of $4,800 (January 31, 2009 - $7,980) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

We have no employment agreements with any of our directors or our sole executive officer.  We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended January 31, 2010 and 2009 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2010, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2010 and whose total compensation during the fiscal year ended January 31, 2010 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2010 and whose total compensation during the fiscal year ended January 31, 2010 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard Kern(1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)
Mr. Richard Kern has been serving as our Director since May 26, 2004 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since September 12, 2008.  Mr. Kern is also the President of MinQuest.  The Company has optioned all of its mineral property interests from MinQuest.  Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  While Mr. Kern does not receive any compensation for serving as a Director or Officer of the Company, he has been engaged by the Company to undertake exploration activities on behalf of the Company.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.  For the year ended January 31, 2010, the Company paid MinQuest a total of $nil related to property option payments, whereas for the year ended January 31, 2009, the Company paid MinQuest a total of $65,000 (Cortez $50,000 and Gilman $15,000).  Included in the net loss for the twelve months ended January 31, 2010 is an amount of $4,800 (January 31, 2009 - $7,980) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of January 31, 2010.  None of our directors or executive officers hold unexercised options or stock that has not vested, or equity incentive plan awards.
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

Compensation of Directors

Mr. Beebe and Mr. Gladwell each receive CDN $500 per month for serving as Directors of the Company.  As of January 1, 2009, and April 1, 2009, Mr. Gladwell and Mr. Beebe respectively, agreed to suspend their director’s fees in order to conserve working capital.  For the fiscal period ending January 31, 2010 a total of $894.16 was paid to Mr. Beebe.

Effective February 1, 2010 and April 1, 2010 Mr. Sheets and Mr. Gladwell respectively, will receive USD $500 per month for serving as a Director.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 3, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 21,346,932 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Richard Kern 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	Common	0	0

Jared Beebe 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

David Gladwell 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

Richard Kehmeier	NA	0	0
3481 E Sunset Road, Suite 100 Las Vegas, NV 89120

Ronald Wynn Sheets 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

All directors and executive officers as a group (3 persons)	Common	0	0

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

To January 31, 2010, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 annual option payments due in May 2008, 2007, 2006 and 2005.  In addition the Company has incurred approximately $154,000 in exploration expenditures on the property. At January 31, 2010 the Company had a shortfall in property expenditures of approximately $121,000.  As a result of the extension granted by MinQuest, this amount is now due to be incurred by May 15, 2010.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

On March 11, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Gilman Property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement.

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

To January 31, 2010, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005, however is in default of the November 2009 option payment.  In addition the Company has incurred approximately $792,200 in exploration expenditures on the property.  At January 31, 2010 the Company had a shortfall in property expenditures of approximately $257,800.  As a result of the extension granted by MinQuest, this amount was due to be incurred by November 25, 2009, but is currently in default, pending financing.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

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

To January 31, 2010, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively, however is in default of the $75,000 payment due in February 2010.  In addition the Company has incurred approximately $242,900 in exploration expenditures on the property.  At January 31, 2010 the Company had a shortfall in property expenditures of approximately $207,100.  As a result of the extension granted by MinQuest, this amount was due to be incurred by February 26, 2010, but is in default, pending financing.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On March 11, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”  We believe that the following directors currently meet the definition of “independent” as that term is defined in the rules and regulations of the American Stock Exchange: Jared Beebe; David Gladwell; Richard Kehmeier; and Ronald Sheets.

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgan & Company served as the Company’s Principal Accountant since the Company’s incorporation until December 1, 2008. Subsequently, Robison, Hill & Co. has been the Company’s Principal Accountant. Their fees billed to the Company for the fiscal years ending January 31, 2010 and 2009 are set forth below:

	Fiscal year ending January 31, 2010	Fiscal year ending January 31, 2009
Audit Fees	$28,710	$20,000
Audit Related Fees	$NIL	$NIL
Tax Fees	$NIL	NIL
All Other Fees	$NIL	$NIL

As of January 31, 2010, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.  All of the principal accounting fees and services were approved by the audit committee.

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

AMERICAN GOLDFIELDS INC.

Dated: May 3, 2010	By: /s/ Richard Kern
Name: Richard Kern
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Richard Kern Richard Kern	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	May 3, 2010

/s/ Jared Beebe Jared Beebe	Director	May 3, 2010

David Gladwell	Director	May 3, 2010

/s/ Richard Kehmeier Richard Kehmeier	Director	May 3, 2010

/s/ Ronald Wynn Sheets Ronald Wynn Sheets	Director	May 3, 2010