Form 10-Q
period 2010-04-30
AMERICAN GOLDFIELDS INC
filed 2010-06-09
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

AMERICAN GOLDFIELDS INC.

3481 E. Sunset Road
Las Vegas, Nevada, USA  89120
(Address of principal executive offices) (Zip Code)

(800) 315-6551
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,346,932 shares of common stock, $0.001 par value, issued and outstanding as of June 9, 2010.

TABLE OF CONTENTS

PART I - Financial Information	Page
Item 1. Financial Statements	3
Balance Sheets April 30, 2010, and January 31, 2010	3
Statements of Loss for the three month periods ended April 30, 2010 and 2009, and for the period from inception on December 21, 2001 to April 30, 2010.	4
Statements of Cash Flows for the three-month periods ended April 30, 2010 and 2009, and for the period from inception on December 21, 2001 to April 30, 2010.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
PART II – Other Information	11
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
	(Unaudited)
	April 30,	January 31,
	2010	2010
Assets
CURRENT ASSETS
Cash and cash equivalents	$27,850	$811
Prepaid expenses	-	-

Total current assets	27,850	811

Reclamation deposits	41,800	41,800

Total Assets	$69,650	$42,611

Liabilities
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,934	$47,982

Total current liabilities	38,934	47,982

Stockholders' Equity

SHARE CAPITAL
Authorized:
600,000,000 (January 31, 2010 – 600,000,000) common
shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
21,346,932 (January 31, 2010 – 21,292,878) common
issued and outstanding at April 30, 2010	21,347	21,293
Additional paid-in capital	3,177,913	3,137,967
Warrants	829,604	829,604
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(3,998,148)	(3,994,235)

Total stockholders' equity	30,716	(5,371)

Total Liabilities and Stockholders' Equity	$69,650	$42,611

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
	For the three-month periods ended April 30		Inception
			December 21, 2001 to

	2010	2009	April 30,2010
Expenses
Mineral claim payments and
exploration expenditures	$-	$10,528	$2,800,525
Office and sundry	3,363	428	535,473
Rent	-	1,676	29,018
Professional fees	-	2,300	237,501
Transfer agent fees	50	-	6,390
Amortization	-	-	18,000
Interest expense	-	-	1,070
Directors’ fees	500	894	35,654
Consulting fees	-	-	583,027
Total expenses	(3,913)	(15,826)	(4,246,658)

Gain on disposal of mineral properties	-	-	236,745
Interest income	-	33	11,765

Net loss for the period	$(3,913)	$(15,793)	$(3,998,148)
Basic and diluted loss per share
of common stock	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic and diluted	21,311,706	21,292,878

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Inception
	For the Three Month Period Ended April 30		December 21, 2001 to
	2010	2009	April 30, 2010
Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(3,913)	$(15,793)	$(3,998,148)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities
Prepaid expenses	-	894	-
Accounts payable and accrued liabilities	(9,048)	(8,389)	43,477
Net cash used in operating activities	(12,961)	(23,288)	(2,207,671)

Cash flows from (used in)financing activities
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the exercise of warrants	40,000	-	258,750
Cancellation of common stock	-	-	(60,000)
Net cash from financing activities	40,000	-	2,277,321

Cash flows used in investing activities
Reclamation deposit	-	-	(41,800)
	-	-	(41,800)

Increase (decrease) in cash	27,039	(23,288)	27,850

Cash, beginning of period	811	75,128	-
Cash, end of period	$27,850	$51,840	$27,850

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$-	$-	$4,543

Web-site development costs related to non –
Employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited)

April 30, 2010 and 2009

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2010 has been omitted.  The results of operations for the three month period ended April 30, 2010 are not necessarily indicative of results for the entire year ending January 31, 2011.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary Goldmin Explorations, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,998,148 for the period from December 21, 2001 (inception) to April 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the three-month periods ended April 30, 2010 or 2009.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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
(Unaudited)

April 30, 2010 and 2009

2. Stock Options - continued

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

During the three months ended April 30, 2010 and 2009, the Company did not grant any options under the 2004 plan.

Activity under the 2004 Plan is summarized as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2010	750,000	$1.07

Options granted	-	-
Options exercised	-	-

Balance, April 30, 2010	750,000	$1.07

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at April 30, 2010:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	3.92	$ 0.06	50,000	$ 0.06
$1.00	200,000	6.17	$ 1.00	200,000	$ 1.00
$1.20	500,000	5.50	$ 1.20	500,000	$ 1.20

	750,000	5.57	$ 1.07	750,000	$ 1.07

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at April 30, 2010 is $2,500.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at April 30, 2010.  No stock options were exercised during the quarter ended April 30, 2010.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited)

April 30, 2010 and 2009

3. Warrants

On March 3, 2010 the Company received $40,000 from the exercise of 54,054 share purchase warrants at an exercise price of $0.74.

Warrants Outstanding
Balance, January 31, 2010	1,523,300
Warrants granted	-
Warrants exercised	(54,054)
Balance, April 30, 2010	1,469,246

The following table lists the common share warrants outstanding at April 30, 2010.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
258,446	$ 0.74	February 6, 2008 to February 6, 2013
1,469,246

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors and on September 12, 2008 he was appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Cortez Property Option Agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.  As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the quarter ended April 30, 2010.  During the quarter ended April 30, 2010 the Company made a total of $Nil (April 30, 2009 - $3,600) in payments to Mr. Kern related to geological services rendered to the Company.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2010 Form 10-K filed by the Company with the Securities and Exchange Commission.

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

Mr. Richard Kern is the President of MinQuest Inc. and he became a member of the Board of Directors of the Company on May 26, 2004.  In addition, on September 12, 2008 he was also appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  All of the Company’s current mineral properties have been optioned from MinQuest. In addition, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company’s current properties. As a result, a significant portion of the Company’s expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.  As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the quarter ended April 30, 2010.  During the quarter ended April 30, 2010 the Company made a total of $Nil (April 30, 2009 - $3,600) in payments to Mr. Kern related to geological services provided to the Company.

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

Results of Operations

We did not earn any revenues during the three months ended April 30, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended April 30, 2010 we incurred a net loss of $3,913 compared to a net loss of $15,793 for the comparative period in 2009.  Our year to date net loss for 2010 has decreased from 2009 largely due to lower mineral claim payments and exploration expenditures.  As a result of limited resources available to the Company, the Company did not have any active exploration programs for the three-months ended April 30, 2010.  In addition, as a result of the extension granted to the Company on April 21, 2009 the Company was not required to make any property option payments for the three-months ended April 30, 2010.  General and administrative expenses have decreased in 2010 compared to 2009 as a result of lower professional fees and rent costs.

Liquidity and Capital Resources

We had cash of $27,850 on April 30, 2010. We anticipate that we will incur the following through the next twelve months:

•	$380,000 in connection with mineral claim payments and $1,840,000 in exploration expenditures of the Company’s properties;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended April 30, 2010 was $12,961 compared to $23,288 during the three months ended April 30, 2009.  The decrease in cash used in the current quarter was largely due to a decrease in the net loss in 2010 ($3,913) compared to 2009 ($15,793).  In addition, there was $40,000 in financing activities for the quarter ended April 30, 2010 while in 2009 financing activities for the quarter related to the receipt of $Nil.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,998,148 for the period from December 21, 2001 (inception) to April 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2010 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Date:   June 9, 2010

AMERICAN GOLDFIELDS INC.

By:   /s/ Richard Kern
       Richard Kern
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal executive, financial, and accounting officer)