Form 10-Q
period 2010-07-31
AMERICAN GOLDFIELDS INC
filed 2010-09-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

3481 E. Sunset Road
Las Vegas, Nevada, USA  89120
(Address of principal executive offices) (Zip Code)

(800) 315-655
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,346,972 shares of common stock, $0.001 par value, issued and outstanding as of September 13, 2010.

TABLE OF CONTENTS

Page
PART I - Financial Information
Item 1. Financial Statements
Balance Sheets July 31, 2010, and January 31, 2010
Statements of Loss for the three and six-month periods ended July 31, 2010 and 2009, and for the period from inception on December 21, 2001 to July 31, 2010.
Statements of Cash Flows for the three and six-month periods ended July 31, 2010 and 2009, and for the period from inception on December 21, 2001 to July 31, 2010.
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
Item 6. Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	July 31,	January 31,
	2010	2010
Assets
CURRENT ASSETS
Cash and cash equivalents	$6,163	$811
Prepaid expenses	-	-

Total current assets	6,163	811

Reclamation deposits	41,800	41,800

Total Assets	$47,963	$42,611

Liabilities
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,953	$47,982

Total current liabilities	21,953	47,982

Stockholders' Equity

SHARE CAPITAL
Authorized:
600,000,000 (January 31, 2009 – 600,000,000) common
shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
21,346,932 (January 31, 2010 – 21,292,878) common
issued and outstanding at July 31, 2010	21,347	21,293
Additional paid-in capital	4,007,517	3,967,571
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(4,002,854)	(3,994,235)

Total stockholders' equity	26,010	(5,371)

Total Liabilities and Stockholders' Equity	$47,963	$42,611

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)					Inception
					December 21,
	For the Three-Months Ended July 31,		For the Six-Months Ended July 31,		2001 to
	2010	2009	2010	2009	July 31,2010
Expenses
Mineral claim payments and
exploration expenditures	$-	$22,125	$-	$32,653	$2,800,525
Office, rent and sundry	1,945	-	5,308	2,106	566,436
Professional fees	1,206	7,205	1,206	9,503	238,707
Transfer agent fees	55	-	105	-	6,445
Amortization	-	-	-	-	18,000
Directors’ fees	1,500	-	2,000	894	37,154
Interest expense	-	-	-	-	1,070
Consulting fees	-	-	-	-	583,027
Total expenses	(4,706)	(29,330)	(8,619)	(45,156)	(4,251,364)

Gain on disposal of mineral properties	-	-	-	-	236,745
Interest income	-	-	-	33	11,765

Net loss for the period	$(4,706)	$(29,330)	$(8,619)	$(45,123)	$(4,002,854)
Basic and diluted loss per share
of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic and diluted	21,346,932	21,292,878	21,337,674	21,292,878

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Inception
	For the Six Months Ended July 31,		December 21, 2001 to
	2010	2009	July 31, 2010
Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(8,619)	$(45,123)	$(4,002,854)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities
Prepaid expenses	-	894	-
Accounts payable and accrued liabilities	(26,029)	14,833	26,496
Net cash used in operating activities	(34,648)	(29,396)	(2,229,358)

Cash flows from (used in)financing activities
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	-	(60,000)
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the exercise of warrants	40,000	-	258,750
Net cash from financing activities	40,000	-	2,277,321

Cash flows used in investing activities
Reclamation deposit	-	-	(41,800)
	-	-	(41,800)

Increase (decrease) in cash	5,352	(29,396)	6,163

Cash, beginning of period	811	75,128	-
Cash, end of period	$6,163	$45,732	$6,163

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$-	$-	$4,543

Web-site development costs related to non –
Employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2010 and 2009

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2010 has been omitted.  The results of operations for the three and six-month periods ended July 31, 2010 are not necessarily indicative of results for the entire year ending January 31, 2011.

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

Consolidation

The accompanying consolidated financials statements include the amounts of the company and its wholly owned subsidiary Goldmin Explorations, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,002,854 for the period from December 21, 2001 (inception) to July 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Stock Options

Effective February 1, 2006, the Company adopted the provisions of ASC 718-10-25 “Share Based Payment” (formerly SFAS No. 123(R)).  ASC 718-20-25 requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the three or six-month periods ended July 31, 2009 or 2008.  Therefore no compensation expense is required to be recognized.

Prior to February 1, 2006, the Company accounted for awards granted to employees under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the year ended January 31, 2006 and accordingly, no compensation expense was recognized under APB No. 25 and no compensation expense was required to be recognized under provisions of ASC 718-10-25 with respect to employees.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2010 and 2009

2. Stock Options - continued

Under the modified prospective method of adoption for ASC 718-10-25, the compensation cost recognized by the Company beginning on February 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10-25.  The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

During the six months ended July 31, 2010 and 2009, the Company did not grant any options under the 2004 plan.

Activity under the 2004 Plan is summarized as follows:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2010	750,000	$1.07

Options granted	-	-
Options exercised	-	-

Balance, July 31, 2010	750,000	$1.07

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at July 31, 2010:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	3.67	$0.06	50,000	$0.06
$1.00	200,000	5.92	$1.00	200,000	$1.00
$1.20	500,000	5.25	$1.20	500,000	$1.20

	750,000	5.32	$1.07	750,000	$1.07

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at July 31, 2010 is $500.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at July 31, 2010.  No stock options were exercised during the three or six-months ended July 31, 2010.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2010 and 2009

3. Warrants
Warrants Outstanding
Balance, January 31, 2010	1,523,300
Warrants granted	-
Warrants exercised	(54,054)
Balance, July 31, 2010	1,469,246

The following table lists the common share warrants outstanding at July 31, 2010.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
258,446	$ 0.74	February 6, 2008 to February 6, 2013
1,469,246

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Cortez Property Option Agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the six-months ended July 31, 2009.  For the six months ended July 31, 2008, the Company made total property option payments of $65,000 to MinQuest related to the property option payments for the Cortez ($50,000) and the Gilman ($15,000) properties.  Included in the net loss for six-months ended July 31, 2010 is an amount of $Nil (July 31, 2009 - $4,800) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

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

Mr. Richard Kern is the President of MinQuest Inc. and he became a member of the Board of Directors of the Company on May 26, 2004.  In addition, on September 12, 2008 he was also appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  All of the Company’s current mineral properties have been optioned from MinQuest. Also, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company’s current properties. As a result, a significant portion of the Company’s expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.  As a result of the extension granted to the Company by MinQuest on April 21, 2009 the Company did not make any property option payments during the six-months ended July 31, 2009.  The Company made total property payments of $65,000 to MinQuest related to property option payments for the Cortez and Gilman Properties for the six-months ended July 31, 2008.  During the six-months ended July 31, 2010 the Company made a total of $nil (July 31, 2009 - $4,800) in payments to Mr. Kern related to geological services provided to the Company.

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

Results of Operations

We did not earn any revenues during the three or six-months ended July 31, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended July 31, 2010, we had a net loss of $8,619 compared to a net loss of $45,123 for the comparative period in 2009.  Our year to date net loss for 2010 has decreased from 2009 largely due to lower mineral claim payments and exploration expenditures.  As a result of limited resources available to the Company, the Company did not have any active exploration programs for the six-months ended July 31, 2010.  In addition, general and administrative expenses have decreased in 2010 compared to 2009 as a result of lower professional fees and rent costs.

During the three months ended July 31, 2010, we had a net loss of $4,706 compared to a net loss of $29,330 for the comparative period in 2009.  The decrease in net loss was largely due to lower mineral claim payments and exploration expenditures.  For the three months ended July 31, 2010, mineral claim payments and exploration expenditures were $nil compared to $22,125 for the same period in 2009.    General and administrative costs have decreased to $4,706 in 2010 compared to $7,205 in 2009 due to lower professional fees.

Liquidity and Capital Resources

We had cash of $6,163 as of July 31, 2010.  We anticipate that we will incur the following through to the end of July 2010:

•	$380,000 in connection with mineral claim payments and $1,840,000 in exploration expenditures of the Company’s properties;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended July 31, 2010 was $34,648 compared to $29,396 during the six-months ended July 31, 2009.  The increase in cash used in operating activities was largely due to payment of accounts payable and accrued liabilities.

For the six-months ended July 31, 2010, there was $40,000 cash received from financing and investing activities compared to $nil in 2009.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,002,854 for the period from December 21, 2001 (inception) to July 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Date: September 13, 2010 AMERICAN GOLDFIELDS INC. By: /s/ Richard Kern Richard Kern President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)