Form 10-Q
period 2010-10-31
AMERICAN GOLDFIELDS INC
filed 2010-12-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

3481 E Sunset Road
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

TABLE OF CONTENTS

Page
PART I - Financial Information	3
Item 1. Financial Statements	3
Balance Sheets October 31, 2010, and January 31, 2010 (audited)	3
Statements of Loss for the three and nine-month periods ended October 31, 2010 and 2009, and for the period from inception on December 21, 2001 to October 31, 2010.	4
Statements of Cash Flows for the three and nine-month periods ended October 31, 2010 and 2009, and for the period from inception on December 21, 2001 to October 31, 2010.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
PART II – Other Information	11
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	October 31,	January 31,
	2010	2010
Assets
CURRENT ASSETS
Cash and cash equivalents	$19,605	$811
Prepaid expenses	-	-

Total current assets	19,605	811

Reclamation deposits	41,800	41,800

Total Assets	$61,405	$42,611

Liabilities
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,500	$47,982

Total current liabilities	39,500	47,982

Stockholders' Equity

SHARE CAPITAL
Authorized:
600,000,000 (January 31, 2009 – 600,000,000) common
shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
21,346,932 (January 31, 2010 – 21,292,878) common
issued and outstanding at October 31, 2010	21,347	21,293
Additional paid-in capital	4,007,517	3,967,571
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(4,006,959)	(3,994,235)

Total stockholders' equity	21,905	(5,371)

Total Liabilities and Stockholders' Equity	$61,405	$42,611

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)					Inception
					December 21,
	For the Three-Months Ended Oct. 31,		For the Nine-Months Ended Oct. 31,		2001 to
	2010	2009	2010	2009	Oct. 31,2010
Expenses
Mineral claim payments and
exploration expenditures	$-	$-	$-	$32,653	$2,800,525
Office, rent and sundry	605	1,758	5,913	3,864	567,041
Professional fees	2,000	6,050	3,206	15,553	240,707
Transfer agent fees	-	-	105	-	6,445
Amortization	-	-	-	-	18,000
Directors’ fees	1,500	-	3,500	894	38,654
Interest expense	-	-	-	-	1,070
Consulting fees	-	-	-	-	583,027
Total expenses	(4,105)	(7,808)	(12,724)	(52,964)	(4,255,469)

Gain on disposal of mineral properties	-	-	-	-	236,745
Interest income	-	-	-	33	11,765

Net loss for the period	$(4,105)	$(7,808)	$(12,724)	$(52,931)	$(4,006,959)
Basic and diluted loss per share
of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic and diluted	21,346,932	21,292,878	21,317,232	21,292,878

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Inception
	For the Nine Months Ended October 31,		December 21, 2001 to
	2010	2009	October 31, 2010
Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(12,724)	$(52,931)	$(4,006,959)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities
Prepaid expenses	-	894	-
Accounts payable and accrued liabilities	(8,482)	(23,013)	44,043
Net cash used in operating activities	(21,206)	(75,050)	(2,215,916)

Cash flows from (used in)financing activities
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	-	(60,000)
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the exercise of warrants	40,000	-	258,750
Net cash from financing activities	40,000	-	2,277,321

Cash flows used in investing activities
Reclamation deposit	-	-	(41,800)
	-	-	(41,800)

Increase (decrease) in cash	18,794	(75,050)	19,605

Cash, beginning of period	811	75,128	-
Cash, end of period	$19,605	$78	$19,605

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$-	$-	$4,543

Web-site development costs related to non –
Employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

October 31, 2010 and 2009

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2010 has been omitted.  The results of operations for the three or nine-month periods ended October 31, 2010 are not necessarily indicative of results for the entire year ending January 31, 2011.

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001.  On February 24, 2004, the Company and a majority of the Company’s stockholders authorized the changing of the Company’s name to American Goldfields Inc.  The name change became effective March 31, 2004.

On March 10, 2010 we caused the incorporation of our wholly owned subsidiary, Goldmin Exploration Inc., (“Goldmin”) under the laws of Nevada.  On March 11, 2010 the Company entered into two Assignment Agreements to assign the exclusive option to an undivided right, title and interest in the Gilman property; and the Crescent Fault, Bankop, and Bullion Mountain, collectively named the Cortez property to Goldmin.  Pursuant to the Assignment Agreements, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement; and the Cortez Property Option Agreement.  Goldmin Explorations Inc.’s only assets are the aforementioned agreements and it does not have any liabilities.

Consolidation

The accompanying consolidated financial statements include the amounts of the company and its wholly owned subsidiary Goldmin Explorations, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4.006.959 for the period from December 21, 2001 (inception) to October 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

October 31, 2010 and 2009

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

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants.  Because additional stock options are expected to be granted in future periods, the stock-based compensation expenses recorded in previous periods are not representative of the effects on reported financial results for future periods.  The Company did not grant any stock options under the 2004 plan during the three or nine-month periods ended October 31, 2010 or 2009.

Activity under the 2004 Plan is summarized as follows:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2010	750,000	$1.07

Options granted	-	-
Options exercised	-	-

Balance, October 31, 2010	750,000	$1.07

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at October 31, 2010:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	3.42	$ 0.06	50,000	$ 0.06
$1.00	200,000	5.67	$ 1.00	200,000	$ 1.00
$1.20	500,000	5.00	$ 1.20	500,000	$ 1.20

	750,000	6.06	$ 1.07	750,000	$ 1.07

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at October 31, 2010 is $nil.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at October 31, 2010.  No stock options were exercised during the three or nine-months ended October 31, 2010.

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Consolidated Financial Statements
(Unaudited)

October 31, 2010 and 2009

3. Warrants
Warrants Outstanding
Balance, January 31, 2010	1,523,300
Warrants granted	-
Warrants exercised	(54,054)
Balance, October 31, 2010	1,469,246

The following table lists the common share warrants outstanding at October 31, 2010.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2010
403,600	$ 2.00	May 4, 2006 to May 4, 2011
403,600	$ 2.50	November 4, 2006 to November 4, 2011
258,446	$ 0.74	February 6, 2008 to February 6, 2013
1,469,246

4. Related Party Transactions

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  All of the Company’s mineral properties have been optioned from MinQuest.  The Cortez Property Option Agreement requires the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   As a result of the extension granted to the Company by MinQuest on March 10, 2010 the Company did not make any property option payments during the nine-months ended October 31, 2010.  For the nine months ended October 31, 2010, the Company made total property option payments of $65,000 to MinQuest related to the property option payments for the Cortez ($50,000) and the Gilman ($15,000) properties.  Included in the net loss for nine-months ended October 31, 2010 is an amount of $nil (October 31, 2009 - $4,800) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

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

Mr. Richard Kern is the President of MinQuest Inc. and he became a member of the Board of Directors of the Company on May 26, 2004.  In addition, on September 12, 2008 he was also appointed as the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  All of the Company’s current mineral properties have been optioned from MinQuest. Also, MinQuest has been engaged by the Company as its principal exploration contractor for all exploration performed on the Company’s current properties. As a result, a significant portion of the Company’s expenses have been the result of activities performed directly by Mr. Kern or by subcontractors managed by Mr. Kern or MinQuest.  As a result of the extension granted to the Company by MinQuest on March 09, 2010 the Company did not make any property option payments during the nine-months ended October 31, 2010.  The Company made total property payments of $65,000 to MinQuest related to property option payments for the Cortez and Gilman Properties for the nine-months ended October 31, 2010.  During the nine-months ended October 31, 2010 the Company made a total of $nil (October 31, 2009 - $4,800) in payments to Mr. Kern related to geological services provided to the Company.

On March 09, 2010 MinQuest granted the Company an extension on all of its property option payments and annual property exploration expenditure commitments.  As a result of the extension and due to limited resources available to the Company at the current time, the Company does not have any immediate plans to undertake any exploration programs on any of its properties.  However, the Company is seeking new financing and if sufficient financing can be obtained, the Company will work with MinQuest to prepare budgets for its respective properties.

Results of Operations

We did not earn any revenues during the three or nine-months ended October 31, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended October 31, 2010, we had a net loss of $12,724 compared to a net loss of $52,931 for the comparative period in 2009.  Our year to date loss for 2010 has decreased from 2009 largely due to lower mineral claim payments and exploration expenditures.  As a result of limited resources available to the Company, the Company did not have any active exploration programs for the nine-months ended October 31, 2010.  In addition, general and administrative costs have decreased in 2010 compared to 2009 as a result of lower professional fees and rent costs.

During the three months ended October 31, 2010, we had a net loss of $4,105 compared to a net loss of $7,808 for the comparative period in 2009.  The decrease in net loss was due to lower general and administrative expenses as a result of lower professional fees and rent costs.  For the three months ended October 31, 2010, general and administrative have decreased to $4,105 compared to $7,808 in 2009.

Liquidity and Capital Resources

We had cash of $19,605 as of October 31, 2010. We anticipate that we will incur the following through to the end of October 2010:

•	$380,000 in connection with mineral claim payments and $1,840,000 in exploration expenditures of the Company’s properties;

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended October 31, 2010 was $21,206 compared to $75,050 during the nine-months ended October 31, 2009.  The decrease in cash used in operating activities was largely the result of $40,000 cash received from financing activities.  Partially offsetting the effect of the receipt of the $40,000 in 2010 was the paying down of accounts payable that resulted in a cash outflow of $8,482 in 2010 while for the same period in 2009 there was an outflow of $23,013.

For the nine-months ended October 31, 2010, there was $40,000 cash received from financing and investing activities compared to $nil in 2009.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,006,959 for the period from December 21, 2001 (inception) to October 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Date:   December 14, 2010

AMERICAN GOLDFIELDS INC.

By:   /s/ Richard Kehmeier
       Richard Kehmeier
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)