Form 10-K
period 2011-01-31
AMERICAN GOLDFIELDS INC
filed 2011-04-29
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as January 31, 2011 was approximately $853,877.

The number of shares of the issuer’s common stock issued and outstanding as of April 29, 2011 was 21,346,932 shares.

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

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman Property Option Agreement and the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  In addition, the Company and its’ subsidiary acknowledged that the Hercules Property has been reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in these properties.

Further exploration of all of our mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out acquisition exploration work on mineral claims in order to ascertain whether they possess deposits of gold or silver. We can provide no assurance to investors that our mineral claims contain a commercially viable mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we definitely have no reserves on our mineral claims.

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

On September 12, 2008, Mr. Neal resigned from his positions as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.

On September 12, 2008, the Board of Directors of the Company appointed Mr. Richard Kern as President, Chief Executive Officer, Secretary, and Treasurer of the Company.

On August 1, 2009, the Company's Board of Directors elected Mr. Richard Kehmeier as a member of the Board of Directors of the Company.

On February 1, 2010, the Company's Board of Directors elected Mr. Ronald Sheets as a member of the Board of Directors of the Company.

On November 30, 2010, Mr. Kern resigned from his positions as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Also on November 30, 2010, the Board of Directors of the Company appointed Mr. Kehmeier as President, Chief Executive Officer, Secretary, and Treasurer of the Company.

On November 30, 2010, Dr. Gladwell resigned from his position as Director of the Company.

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

Employees

We have no employees as of the date of this report. Our sole Officer and three Directors provide planning and organizational services for us on a part-time consulting basis.

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

On March 10, 2010, we caused the incorporation of our wholly owned subsidiary, Goldmin Exploration Inc., (“Goldmin”) under the laws of Nevada.  On March 11, 2010 the Company entered into two Assignment Agreements to assign the exclusive option to an undivided right, title and interest in the Gilman property; and the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin. Pursuant to the Assignment Agreements, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement; and the Cortez Property Option Agreement.  On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman Property Option Agreement and the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  In addition, the Company and its’ subsidiary acknowledged that the Hercules Property has been reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in these properties.  Goldmin Exploration Inc. has no assets or liabilities.

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

2. If we do not complete the required option payments and capital expenditure requirements mandated in any prospective agreements, we will lose our interest in that respective property and our business may fail.

If we do not make all of the property payments or incur the required expenditures in accordance with any prospective property option agreements we will lose our option to purchase the respective property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the properties.

3. Because our Directors serve as Officers and Directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

All of our Directors and Officer work for other mining and mineral exploration companies.  Due to time demands placed on our Directors and Officer, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officer and Directors’ full-time employment with other entities limits the amount of time they can dedicate to us as a director or officer. Also, our Directors and Officer may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we contract several geologists in order to ensure that we are not overly reliant on any one of our Directors to provide us with geological services.  However, we cannot be certain that a conflict of interest will not arise in the future.  To date, there have not been any conflicts of interest between any of our Directors or Officer and the Company.

4. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

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

5. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the initial stages of acquisition and exploration of mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2001 and to date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

6. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

7. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

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

8. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no mineral deposits will be found and this business will fail

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

9. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

10. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

11. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Kehmeier, our sole Officer, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Kehmeier will not be spending all of his time working for the Company. Mr. Kehmeier expects to expend approximately one day per week on our business. Later, if the demands of our business require the full business time of Mr. Kehmeier, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Kehmeier to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Kehmeier’s other interests increase. Competing demands on Mr. Kehmeier’s time may lead to a divergence between his interests and the interests of other shareholders.

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

As of March 11, 2010, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2008, 2007, 2006 and 2005.  In addition the Company has incurred approximately $154,000 in exploration expenditures on the property, but had a shortfall of approximately $121,000 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by May 15, 2010.

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Gilman Property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Gilman property, specifically; the $154,000 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

As of March 11, 2010, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005 however is in default of the November 2009 option payment.  In addition the Company has incurred approximately $792,200 in exploration expenditures on the property but had a shortfall of approximately $257,800 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by November 25, 2009.

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Hercules property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of American Goldfields arising under the Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Hercules property, specifically; the $792,200 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in the property.

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

As of March 11, 2010, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007 and 2006 respectively.  In addition the Company has incurred approximately $242,900 in exploration expenditures on the property, but had a shortfall of approximately $207,100 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by February 26, 2010.

On March 11, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Cortez Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Cortez property, specially the $242,900 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

For 2007 the Board of Directors has approved a budget of $150,000 for the Crescent Fault Property.  The exploration plan includes drilling three or four holes for a total of 2,000 feet.  The work was not completed.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Markets under the trading symbol “AGFL”. The OTC Markets are maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://www.otcmarkets.com during the fiscal years ending January 31, 2011 and 2010.

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
2011	Fourth Quarter	$0.06	$0.03
	Third Quarter	$0.15	$0.04
	Second Quarter	$0.16	$0.05
	First Quarter	$0.20	$0.10
2010	Fourth Quarter	$0.30	$0.11
	Third Quarter	$0.21	$0.05
	Second Quarter	$0.07	$0.04
	First Quarter	$0.10	$0.04

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 29, 2011, we had 48 (forty-eight) registered holders of shares of common stock.

Recent Sales of Unregistered Securities

There were no sales of equity securities of the Company by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

As of April 29, 2011, there had been no dividends declared on the Company’s common stock.  We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	2,219,246(1)	$1.07	1,900,000
Total	2,219,246	$1.07	1,900,000

(1) Such amount includes 750,000 common stock purchase options which are outstanding and exercisable pursuant to the American Goldfields Inc.’s 2004 Stock Option Plan.  It also includes 1,469,246 common stock purchase warrants.

Subsequently on March 21, 2011, 700,000 common stock purchase options were cancelled and returned to the 2004 Stock Option Plan for future issuance.

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. As of April 29, 2011, there were a total of 3,100,000 options that had been granted under the plan. Of these, 750,000 remain outstanding and exercisable at a weighted average exercise price of $1.07 per option.  The following discussion describes material terms of grants made pursuant to the stock option plans:

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

Plan of Operations

Our business plan is to proceed with the acquisition and exploration of mineral properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had cash of $16,669 and working capital of $(18,501) as of January 31, 2011.  We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Results of Operations for the Fiscal Year Ended January 31, 2011

We did not earn any revenues during the fiscal year ended January 31, 2011 or 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2011 we had a net loss of $11,330 compared to a net loss of $75,126 for the prior year, a decrease of $63,796.  Our loss for 2011 has decreased over 2010 primarily due to a no mineral claim payments and exploration expenditures in 2011(2010 - $32,653)  and a recovery of previously accrued option payments of $20,000.  The decrease was due to the Company terminating a property option agreement, therefore there was a reversal recorded of a previous accrued liability for a prior years option payment.  There was no stock-based compensation recognized in 2011 and 2010.  There were no mineral claim payments and exploration expenditures in 2011 compared to the Company making option payments totaling $21,985 and exploration expenditures totaling $10,668 in 2010.

General and administrative expenses were lower in 2011 compared to 2010.  Office and sundry increased to $7,234 in 2011 from $4,023 while professional fees were decreased to $19,991 in 2011 from $35,913 in 2010.  Directors fees were increased to $4,000 in 2011 compared to $894 in 2010 due to some directors fees being reinstated.  Rent was reduced to $Nil in 2011 compared to $1,676 in 2010 due to expiration of the office lease agreement.  The lower expenses were due to an overall reduction in the Company’s activity in 2011 compared to 2010.

Liquidity and Capital Resources

We had cash of $16,669 and working capital of $(18,501) as of January 31, 2011. We anticipate that we will incur over the next twelve months:

·	$150,000 in connection with acquisition of mineral properties

•	$65,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2011 was $24,142 compared to $74,317 during the year ended January 31, 2010.  The decrease in cash used in operations was primarily due to a reduction in the net loss of $11, 330 in 2011 compared to a net loss of $75,126 for the prior year, a decrease of $63,796.  In addition there was a prepaid expense outflow of $Nil in 2011 compared to $894 in 2010.

The Company received $40,000 from the exercise of share purchase warrants in 2011.  We did not receive any cash from financing in 2010.

On April 8, 2011, the Company entered into a $20,000 loan agreement with an unrelated party.  The loan bears interest at the United States Prime Rate plus 1%.  The borrower may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment.

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

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

1.	Auditors’ Reports;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2011, including:

a.	Consolidated Balance Sheets as at January 31, 2011 and 2010;

b.	Consolidated Statements of Operations for the years ended January 31, 2011 and 2010 and for the period from inception on December 21, 2001 to January 31, 2011;

c.	Consolidated Statements of Cash Flows for the years ended January 31, 2011 and 2010 and for the period from inception on December 21, 2001 to January 31, 2011;

d.	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2011 and 2010 and for the period from inception on December 21, 2001 to January 31, 2011;

e.	Notes to the Consolidated Financial Statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2011 and 2010
(Stated in U.S. Dollars)

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
American Goldfields, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of American Goldfields, Inc (an exploration stage company) as of January 31, 2011 and 2010, and the related statements of operations, and cash flows for the years ended January 31, 2011 and 2010, and the cumulative since December 21, 2001 (inception) to January 31, 2011, and the statement of stockholder’s equity since December 21, 2001 (inception) to January 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Goldfields, Inc (an exploration stage company) as of January 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended January 31, 2011 and 2010 and the cumulative since December 21, 2001 (inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ ROBISON, HILL & CO.
________________________
Certified Public Accountants

Salt Lake City, Utah
April 29, 2011

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$16,669	$811
Prepaid expenses	-	-
Total Current Assets	16,669	811

Reclamation deposits (note 4)	41,800	41,800
Total Assets	$58,469	$42,611

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$35,170	$47,982
Total Current Liabilities	35,170	47,982

Stockholders’(deficiency) equity

Preferred Stock
100,000,000 shares authorized with a par value of $0.001 per share, none issued or outstanding	-	-

Common Stock (note 5)
Authorized:
600,000,000 shares with a par value of $0.001 per share
Issued:
21,346,932 shares issued and outstanding at January 31, 2011 (January 31, 2010 – 21,292,878)	21,347	21,293

Additional paid-in capital	3,177,913	3,137,967
Warrants	829,604	829,604
Deficit accumulated during the exploration stage	(4,005,565)	(3,994,235)
Total stockholders’ (deficiency) equity	23,299	(5,371)
	$58,469	$42,611

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO JANUARY 31
	2011	2010	2011

Expenses
Mineral claim payments and exploration expenditures	$(20,000)	$32,653	$2,780,525
Office and sundry	7,234	4,023	539,344
Rent	-	1,676	29,018
Professional fees	19,991	35,913	257,492
Transfer agent fees	105	-	6,445
Amortization	-	-	18,000
Interest expense	-	-	1,070
Directors’ fees	4,000	894	39,154
Consulting fees	-	-	583,027
Total expenses	(11,330)	(75,159)	(4,254,075)

Gain on disposal of mineral property (note 3)	-	-	236,745
Interest income	-	33	11,765

Net loss for the period	$(11,330)	$(75,126)	$(4,005,565)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	21,335,448	21,292,878

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31,		CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 21, 2001 TO JANUARY 31
	2011	2010	2011

Cash provided by (used in):
Operating activities
Net loss for the period	$(11,330)	$(75,126)	$(4,005,565)

Adjustments to reconcile net loss to net
Cash flows used in operating activities
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities			-
Prepaid expenses	-	894	-
Accounts payable and accrued liabilities	(12,812)	(85)	39,713
	(24,142)	(74,317)	(2,218,852)
Financing activities
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of warrants	40,000	-	258,750
Payment of amounts due to related party	-	-	(30,000)
Proceeds from loan	-	-	60,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	-	(30,000)
	40,000	-	2,277,321
Investing activity
Reclamation deposits	-	-	(41,800)
Increase (decrease) in cash and cash equivalents	15,858	(74,317)	16,669

Cash and cash equivalents, beginning of period	811	75,128	-

Cash and cash equivalents, end of period	$16,669	$811	$16,669

SCHEDULE OF NON-CASH ACTIVITIES
Cancellation of common stock (note 6)	$-	$-	$30,000
Settlement of accounts payable by contribution from a stockholder	$-	$-	$4,543
Web-site development costs related to non-employee stock-based compensation	$-	$-	$18,000
The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2011
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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2011
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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

Period from Inception, December 21, 2001 to January 31, 2011
(Stated in U.S. Dollars)
(Continued)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	WARRANTS	DEFICIENCY ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY

Balance, January 31, 2010 – brought forward	21,292,878	$21,293	$3,137,967	$829,604	$(3,994,235)	$(5,371)
Exercise of share purchase warrants in March 2010	54,054	54	39,946	-	-	40,000
Net loss for the year	-	-	-	-	(11,330)	(11,330)
Balance, January 31, 2011	21,346,932	$21,347	$3,177,913	$829,604	$(4,005,565)	$23,299

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

1.      NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001.

On March 10, 2010, we caused the incorporation of our wholly owned subsidiary, Goldmin Exploration Inc., (“Goldmin”) under the laws of Nevada.  On March 11, 2010 the Company entered into two Assignment Agreements to assign the exclusive option to an undivided right, title and interest in the Gilman Property; and the Crescent Fault, Bankop, and Buillon Mountain, collectively named the Cortez property to Goldmin.  Pursuant to the Assignment Agreements, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement; and the Cortez Property Option Agreement.  On December 09, 2010, Goldmin chose to terminate the Gilman and Cortez Property Option Agreements by giving MinQuest written notice to terminate.  In addition, Goldmin acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  As of January 31, 2011, Goldmin Exploration Inc. has no assets or liabilities.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,005,565 for the period from December 21, 2001 (inception) to January 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock

Stock-Based Compensation - continued

options were granted to employees during the years ended January 31, 2011 or 2010, therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Loss Per Share - continued

At January 31, 2011,  potential  common  shares of 2,219,246 (January 31, 2010 – 2,273,300) related  to  common  stock  options and warrants were  excluded  from  the computation  of diluted  earnings  per share since their  effect is anti-dilutive.

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

JANUARY 31, 2011 AND 2010
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

New Accounting Pronouncements

ASC 805

In February 2009, the FASB issued changes to topic ASC 805, “Business Combinations”.  These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited expectations.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well   the non-controlling interest in the acquired business, at the full amounts of their fair values.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement.  Our adoption of the changes to ASC 805 had no impact on the Company’s financial statements.  However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

ASC 805 - continued

In April 2009, the FASB issued an update to ASC 805, “Business Combinations”, that clarifies and amends ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  Implementation of this update to ASC 805 did not have any impact on the Company’s financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

ASC 815

In June 2008, the FASB ratified ASC 815-40 (EITF Issue 07-5), “Determining Whether an Instrument (or and Embedded Feature) is Indexed to an Entity’s Own Stock”.  FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments.  There was no material impact on our financial position, results of operations or cash flows.

ASC 820

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The implementation of ASC 820 did not have any material effect on the Company’s financial statements.

ASC 855

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  This statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company’s adoption of the new guidance did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (Topic 855) “Amendments to Certain Recognition and Disclosure Requirements”.  The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP.  Additionally,

ASC 855 – continued

the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued.  Those amendments remove potential conflicts with the SEC’s literature.  The adoption of the amendment did not have any impact on the Company’s financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

ASC 105

In October 2009, FASB issued ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, US GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  The Codification is designed to simplify US GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (for example, present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of these changes did not have any impact on the Company’s financial statements.

ASU 2010-06

In January 2010, the FASB issued ASU 2010-06 on codification, “Fair Value Measurements and Disclosures” (Topic 820-10), improving disclosures about fair value measurements.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Level 1, 2 and 3.  The standard adds new disclosure and clarifies existing disclosure required at year-end.  The provisions of the new standard are effective for the interim periods ending after June 15, 2009.  The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements - continued

ASU 2010-09

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP.  Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  Those amendments remove potential conflicts with the SEC’s literature.  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTERESTS - Continued

As of March 11, 2010, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 option payments due in May 2008, 2007, 2006 and 2005.  In addition the Company has incurred approximately $154,000 in exploration expenditures on the property, but had a shortfall of approximately $121,000 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by May 15, 2010.

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Gilman property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of American Goldfields arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Gilman property, specially; the $154,000 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTERESTS - Continued

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

As of March 11, 2010, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005 however is in default of the November 2009 option payment.  In addition the Company has incurred approximately $792,200 in exploration expenditures on the property but had a shortfall of approximately $257,800 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by November 25, 2009.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTERESTS - Continued

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title, and interest in the Hercules property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of American Goldfields arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Hercules property, specially; the $792,200 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in the property.

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

As of March 11, 2010, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively.  In addition the Company has incurred approximately $242,900 in exploration expenditures on the property, but had a shortfall of approximately $207,100 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by February 26, 2010.
3.      MINERAL PROPERTY INTERESTS - Continued

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title, and interest in the Gilman property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations of American Goldfields arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Cortez property, specially the $242,900 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

JANUARY 31, 2011 AND 2010
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

vi)	During the year ended January 31, 2009, 312,500 shares were issued pursuant to the exercise of common share purchase warrants for total consideration of $218,750.

vii)	On March 03, 2010, 54,054 shares were issued, pursuant to the exercise of common share purchase warrants for total consideration of $40,000.

viii)
On May 26, 2010 pursuant to new letter agreements with certain warrant holders, the warrant expiration date was further extended from November 04, 2010 to November 04, 2012 with respect to the Class A Warrants, from May 04, 2011 to May 04, 2013 with respect to the Class B Warrants and from November 04, 2011 to November 04, 2013 with respect to the Class C Warrants.

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

The Company did not grant any stock options for the year ended January 31, 2011 and for the year ended January 31, 2010.

The weighted average fair value of options granted for the year ended January 31, 2011 was $Nil (January 31, 2010 – $Nil).  As a result of the recognition of stock-based compensation, the following amounts have been included in the Statements of Operations:

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

5.      COMMON STOCK - Continued

b)	Stock Options - continued

Activity under the 2004 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 31, 2010	750,000	$1.07
Options cancelled	-	$-
Balance, January 31, 2011	750,000	$1.07

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at January 31, 2011:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.06	50,000	3.17	50,000	$ 0.06
$ 1.00	200,000	5.42	200,000	$ 1.00
$ 1.20	500,000	4.75	500,000	$ 1.20
	750,000		750,000

The aggregate intrinsic value of stock options outstanding as well as those exercisable at January 31, 2011 is $Nil (2010 - $3,500).  All options granted by the Company under the 2004 plan have vested immediately.  As a result, there is no unrecognized compensation expense for unvested options at period end for any of the periods shown.  There were no stock options exercised during the years ended January 31, 2011 and 2010.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

5.      COMMON STOCK – Continued

c)      Warrants

Warrants Outstanding
Balance, January 31, 2010	1,523,300
Warrants exercised	(54,054)
Balance, January 31, 2011	1,469,246

The following table lists the common share warrants outstanding at January 31, 2011.  Each warrant is exchangeable for one common share.

Class	Quantity	Exercise Price	Exercise Period

A	403,600	$ 1.50	November 4, 2005 to November 4, 2012
B	258,446	$ 0.74	February 6, 2008 to February 6, 2013
B	403,600	$ 2.00	May 4, 2006 to May 4, 2013
C	403,600	$ 2.50	November 4, 2006 to November 4, 2013
	1,469,246

6.	RELATED PARTY TRANSACTIONS

a)	Operations

On May 26, 2004, Mr. Richard Kern joined the Company’s Board of Directors and on September 12, 2008 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer.  Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  The Company has optioned all of its mineral property interests from MinQuest.  Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.  Accordingly on November 30, 2010, Mr. Kern resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and its’ subsidiary.

For the year ended January 31, 2011, the Company paid MinQuest a total of $Nil (January 31, 2010 - $Nil) related to property option payments for the Cortez and Gilman Properties.  Included in the net loss for the twelve months ended January 31, 2011 is an amount of $Nil (January 31, 2010 - $4,800) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS – Continued

b)	Share Redemption

On July 12, 2006 the Company and its former President entered into an Agreement, pursuant to which the Company acquired 3,000,000 common shares of the Company’s stock owned by its former President for a purchase price of $0.01 per share.   The payment of the $30,000 purchase price was made in April 2007.

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

7.	INCOME TAXES

Deferred tax assets of the Company are as follows:

	2011	2010
Loss carry-forwards	$768,000	$764,000
Less: Valuation allowance	(768,000)	(764,000)
Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2010 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:
	2011	2010
Computed “expected” tax benefit	$3,740	$25,500
Permanent differences	260	500
Change in Valuation Allowance	(4,000)	(26,000)
Income tax provision	$-	$-

As at January 31, 2011, the Company has net operating loss carry-forwards of approximately $2,258,000 (2010 - $2,247,000), which expire between 2022 and 2031.

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

AMERICAN GOLDFIELDS INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

8.	UNCERTAIN TAX POSITIONS – Continued

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended January 31, 2011.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of February 1, 2011:

United States (a)	2007 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

9.  SUBSEQUENT EVENTS

Subsequently on April 8, 2011, the Company entered into a $20,000 loan agreement with an unrelated party.  The loan bears interest at the United States Prime Rate plus 1%.  The borrower may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment.

Subsequently on March 11, 2011, 700,000 common stock purchase options were cancelled and returned to the 2004 Stock Option Plan for future issuance.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2011, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and participation of our Principal Executive Officer, Mr. Richard Kehmeier.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended January 31, 2011, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Principle Executive Officer concluded that our internal control over financial reporting was not effective as of January 31, 2011 due to the following material weakness:

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

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s Executive Officer and Directors as of April 29, 2011.

Name	Position	Age	Date of First Election Or Appointment

Richard Kehmeier(1)	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	62	August 1, 2009
Jared Beebe	Director	60	September 15, 2006
Ronald Wynn Sheets	Director	50	February 1, 2010

(1) On August 01, 2009, Mr. Richard Kern joined the Company’s Board of Directors and on November 30, 2010 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer.

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

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our Officer is appointed by our Board of Directors and holds office until removed by the board.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company’s directors have been performing the functions of an audit committee.

The Board has not established an Option Committee or a Compensation Committee.  Currently the Board functions as these committees. The Option Committee recommends and grants options to individuals under the option plans adopted by the company. The Compensation Committee recommends and grants compensation to individuals who work for the company.

The Board does not have a nominating committee, the functions of which are performed by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officer, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We are not aware of any instances in fiscal year 2011 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation.

Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.  Mr. Richard Kern was a Director from May 26, 2004 to November 30, 2010 and from September 12, 2008 to November 30, 2010, our President, Chief Executive Operating Officer, Treasurer, and Secretary.  Accordingly on November 30, 2010, Mr. Kern resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  We had no other officers during the fiscal year ended January 31, 2011.

Mr. Kern is also the President of MinQuest Inc. (“MinQuest”).  The Company had optioned all of its mineral property interests from MinQuest.  Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  While Mr. Kern does not receive any compensation for serving as a Director or Officer of the Company, he has been engaged by the Company to undertake exploration activities on behalf of the Company.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.  On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman and Cortez Property option agreements with MinQuest.  Furthermore, the Company acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in these properties.

For the year ended January 31, 2011 and 2010, the Company paid MinQuest a total of $Nil related to property option payments and an amount of $Nil for 2011 (2010 - $4,800) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

We have no employment agreements with any of our directors or our sole executive officer.  We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended January 31, 2011 and 2010 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2011, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2011 and whose total compensation during the fiscal year ended January 31, 2011 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2011 and whose total compensation during the fiscal year ended January 31, 2011 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard Kehmeier(1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Richard Kern(2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)	Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.

(2)
Mr. Richard Kern has served as our Director from May 26, 2004 to November 30, 2010 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary from September 12, 2008 to November 30, 2010.  Mr. Kern is also the President of MinQuest.  The Company has optioned all of its mineral property interests from MinQuest.  Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  While Mr. Kern does not receive any compensation for serving as a Director or Officer of the Company, he has been engaged by the Company to undertake exploration activities on behalf of the Company.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.  For the year ended January 31, 2011 and 2010, the Company paid MinQuest a total of $Nil related to property option payments and an amount of $Nil for 2011 (2010 - $4,800) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of January 31, 2011.  None of our Directors or Executive Officer hold unexercised options or stock that has not vested, or equity incentive plan awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Richard Kehmeier(1)	0	0	0	0	0	0	0	0	0	0
Richard Kern(2)	0	0	0	0	0	0	0	0	0	0

(1)  Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.

(2)  Mr. Richard Kern has served as our Director from May 26, 2004 to November 30, 2010 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary from September 12, 2008 to November 30, 2010.  Mr. Kern is also the President of MinQuest.  The Company has optioned all of its mineral property interests from MinQuest.  Further, the Cortez Property option agreements require the Company to use MinQuest as the primary contractor for exploration activity undertaken on the property.  While Mr. Kern does not receive any compensation for serving as a Director or Officer of the Company, he has been engaged by the Company to undertake exploration activities on behalf of the Company.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.  For the year ended January 31, 2011 and 2010, the Company paid MinQuest a total of $Nil related to property option payments and an amount of $Nil for 2011 (2010 - $4,800) with respect to fees paid to Mr. Kern for geological services rendered to the Company.

Compensation of Directors

Mr. Beebe and Mr. Gladwell each receive USD $500 per month for serving as Directors of the Company.  As of January 1, 2009, and April 1, 2009, Mr. Gladwell and Mr. Beebe respectively, agreed to suspend their director’s fees in order to conserve working capital.  Effective April 01, 2010, Mr. Gladwell’s director’s fees were reinstated.  For the fiscal period ending January 31, 2011, a total of $4,000 was paid to Mr. Gladwell and $Nil to Mr. Beebe.  Accordingly on November 30, 2010, Mr. Gladwell resigned as Director of the Company.

Effective February 1, 2010 Mr. Sheets entered into a service agreement with the Company whereas Mr. Sheets will receive USD $500 per month in consideration for submitted invoices for serving as a Director.  For the fiscal period ending January 31, 2011, a total of $Nil was paid to Mr. Sheets.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 29, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 21,346,932 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Richard Kehmeier(1) 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

Richard Kern(2) 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

Jared Beebe 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

David Gladwell(3) 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

Ronald Wynn Sheets 3481 E Sunset Road, Suite 100 Las Vegas, NV 89120	NA	0	0

All directors and executive officer as a group (3 persons)	NA	0	0

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(1)	Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.

(2)
Mr. Richard Kern has served as a Director from May 26, 2004 to November 30, 2010 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary from September 12, 2008 to November 30, 2010.  Accordingly on November, 2010, Mr. Kern resigned as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company.

(3)	Mr. David Gladwell served as a Director from January 11, 2006 to November 30, 2010. Accordingly on November 30, 2010, Mr. Gladwell resigned as Director of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions Involving Richard Kern

Mr. Richard Kern has served as a Director from May 26, 2004 to November 30, 2010 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary from September 12, 2008 to November 30, 2010.  Accordingly on November 30, 2010 Mr. Kern resigned as President, Chief Executive and Operating Officer, Treasurer, Secretary and Director of the Company.  Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties have been optioned from MinQuest. Such properties are discussed above under Item 2, “Description of Properties,” and the material terms of the agreements entered into between our Company and Minquest with respect to such properties are summarized below.  As a result, MinQuest and Mr. Kern are related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company has agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. The potential exists for conflicts of interest to occur from time to time that could adversely affect the Company’s ability conduct its business of exploration. Also, Mr. Kern is the most knowledgeable person regarding the historical and current state of exploration on the mineral properties currently optioned by the Company.  On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman and Cortez Property option agreements with MinQuest.  Furthermore, the Company acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in these properties.

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

As of March 11, 2010, the Company had made the initial option payment of $10,000 due on signing as well as the $15,000 annual option payments due in May 2008, 2007, 2006 and 2005.  In addition the Company has incurred approximately $154,000 in exploration expenditures on the property but had a shortfall in property expenditures of approximately $121,000 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by May 15, 2010.

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Gilman Property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Gilman property, specifically; the $154,000 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

As of March 11, 2011, the Company had made the initial option payment of $20,000 due on signing as well as the $20,000 option payments due in November 2007, 2006 and 2005, however is in default of the November 2009 option payment.  In addition, the Company has incurred approximately $792,200 in exploration expenditures on the property but had a shortfall in property expenditures of approximately $257,800 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by November 25, 2009.

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Hercules property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of American Goldfields arising under the Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Hercules property, specifically; the $792,200 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in the property.

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

As of March 11, 2010, the Company had made the initial option payment of $65,000 due on signing as well as the $50,000, $40,000 and the $30,000 option payments due in February of 2008, 2007, and 2006 respectively, however is in default of the $75,000 payment due in February 2010.  In addition, the Company has incurred approximately $242,900 in exploration expenditures on the property but had a shortfall in property expenditures of approximately $207,100 to meet its exploration commitment.  As a result of the extension granted by MinQuest, this amount was due to be incurred by February 26, 2010.

On March 11, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Crescent Fault, Bankop and Bullion Mountain, collectively named the Cortez property to Goldmin.  Pursuant to the Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Cortez Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Cortez property, specially the $242,900 of exploration expenditures incurred by American Goldfields prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.”  We believe that the following directors currently meet the definition of “independent” as that term is defined in the rules and regulations of the American Stock Exchange:  Richard Kehmeier; Jared Beebe; and Ronald Sheets.

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgan & Company served as the Company’s Principal Accountant since the Company’s incorporation until December 1, 2008. Subsequently, Robison, Hill & Co. has been the Company’s Principal Accountant. Their fees billed to the Company for the fiscal years ending January 31, 2011 and 2010 are set forth below:

	Fiscal year ending January 31, 2011	Fiscal year ending January 31, 2010
Audit Fees	$22,800	$27,210
Audit Related Fees	$NIL	$NIL
Tax Fees	$NIL	NIL
All Other Fees	$NIL	$NIL

As of January 31, 2011, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.  All of the principal accounting fees and services were approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002
10.1	Property Option Agreement (relating to the Gilman Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2004
10.2	Property Option Agreement (relating to the Imperial Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2004
10.3	Property Option Agreement (relating to the Hercules Property)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2004
10.4	Property Option Agreement (relating to the Cortez Properties)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2005
10.5	Stock Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Richard Kern	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.6	Buy-Back Option Agreement, dated July 12, 2006, between American Goldfields Inc. and Richard Kern	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.7	Redemption Agreement dated July 14, 2006, between American Goldfields Inc. and Greg Crowe	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006
10.8	Assignment and Assumption Agreement, dated May 30, 2008, by and between American Goldfields Inc. and Patriot Gold Corp.	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 2, 2008
10.9	Termination of Property Option Agreements (Gilman, Cortez, and Hercules)	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2011
16.1	Change in Certifying Accountants	Previously filed with the Company’s Current Report on From 8-K, filed with the SEC on December 5, 2008.
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GOLDFIELDS INC.

Dated: April 29, 2011	By: /s/ Richard Kehmeier
Name: Richard Kehmeier
Title: President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Richard Kehmeier Richard Kehmeier	President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director	April 29, 2011

/s/ Jared Beebe Jared Beebe	Director	April 29, 2011

/s/ Ronald Wynn Sheets Ronald Wynn Sheets	Director	April 29, 2011