Form 10-Q
period 2011-04-30
AMERICAN GOLDFIELDS INC
filed 2011-06-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,346,932 shares of common stock, $0.001 par value, issued and outstanding as of June 13, 2011.

TABLE OF CONTENTS

Page
PART I - Financial Information	3
Item 1. Financial Statements	3
Balance Sheets April 30, 2011, and January 31, 2011	3
Statements of Loss for the three month periods ended April 30, 2011 and 2010, and for the period from inception on December 21, 2001 to April 30, 2011.	4
Statements of Cash Flows for the three month period ended April 30, 2011 and 2010, and for the period from inception on December 21, 2001 to April 30, 2011.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
PART II – Other Information	11
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	April 30,	January 31,
	2011	2011
Assets
CURRENT ASSETS
Cash and cash equivalents	$14,071	$16,669
Prepaid expenses	-	-

Total current assets	14,071	16,669

Reclamation deposits	41,800	41,800

Total Assets	$55,871	$58,469

Liabilities
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,595	$35,170
Notes Payable	20,000

Total current liabilities	35,595	35,170

Stockholders' Equity

SHARE CAPITAL
Authorized:
600,000,000 common
shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
21,346,932 (January 31, 2011 – 21,346,932) common
issued and outstanding at April 30, 2011	21,347	21,347
Additional paid-in capital	4,007,517	4,007,517
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(4,008,588)	(4,005,565)

Total stockholders' equity	20,276	23,299

Total Liabilities and Stockholders' Equity	$55,871	$58,469

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)			Inception
			through
	For the Three Months Ended		December 21,
	April 30, 2011		2001 to
	2011	2010	April 30,2011
Expenses
Mineral claim payments and
exploration expenditures	$-	$-	$2,780,525
Office, rent and sundry	1,460	3,363	569,822
Professional fees	1,563	-	259,055
Transfer agent fees	-	50	6,445
Amortization	-	-	18,000
Directors’ fees	-	500	39,154
Interest expense	-	-	1,070
Consulting fees	-	-	583,027
Total expenses	(3,023)	(3,913)	(4,257,098)

Gain on disposal of mineral properties	-	-	236,745
Interest income	-	-	11,765

Net loss for the period	$(3,023)	$(3,913)	$(4,008,588)
Basic and diluted loss per share
of common stock	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic and diluted	21,346,932	21,311,706

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Inception
	For the Three Months Ended April 30, 2011		December 21, 2001 to
	2011	2010	April 30, 2011
Cash provided by (used in):

Cash flows used in operating activities
Net loss for the period	$(3,023)	$(3,913)	$(4,008,588)
Adjustments to reconcile net loss to net
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization	-	-	18,000
Changes in assets and liabilities
Prepaid expenses	-		-
Accounts payable and accrued liabilities	(19,575)	(9,048)	20,138
Net cash used in operating activities	(22,598)	(12,961)	(2,241,450)

Cash flows from (used in)financing activities
Proceeds from loan	20,000	-	80,000
Repayment of loan principal	-	-	(60,000)
Cancellation of common stock	-	-	(60,000)
Proceeds from the issue of common stock	-	-	1,304,571
Proceeds from the exercise of stock options	-	-	774,000
Proceeds from the exercise of warrants	-	40,000	258,750
Net cash from financing activities	20,000	40,000	2,297,321

Cash flows used in investing activities
Reclamation deposit	-	-	(41,800)
	-	-	(41,800)

Increase (decrease) in cash	(2,598)	(27,039)	14,071

Cash, beginning of period	16,669	811	-
Cash, end of period	$14,071	$27,850	$14,071

SCHEDULE OF NON-CASH ACTIVITIES
Settlement of accounts payable by contribution
from a shareholder	$-	$-	$4,543

Web-site development costs related to non –
Employee stock-based compensation	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

April 30, 2011 and 2010

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2011 has been omitted.  The results of operations for the three month period ended April 30, 2011 are not necessarily indicative of results for the entire year ending January 31, 2012.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,008,588 for the period from December 21, 2001 (inception) to April 30, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

April 30, 2011 and 2010

2. Notes Payable

On April 8, 2011, the Company entered into a $20,000 loan agreement with an unrelated party.  The loan bears interest at the United States Prime Rate plus 1%.  The Company may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment.

3. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the three month periods ended April 30, 2011 or 2010.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants.  Because additional stock options are expected to be granted in future periods, the stock-based compensation expenses recorded in previous periods are not representative of the effects on reported financial results for future periods.  The Company did not grant any stock options under the 2004 plan during the three month periods ended April 30, 2011 or 2010.

Activity under the 2004 Plan is summarized as follows:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 31, 2011	750,000	$1.07

Options granted	-	-
Options exercised	-	-
Options Cancelled	(700,000)

Balance, April 30, 2011	50,000	$0.06

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

April 30, 2011 and 2010

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at April 30, 2011:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	2.92	$ 0.06	50,000	$ 0.06
	50,000	2.92	$ 0.06	50,000	$ 0.06

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at April 30, 2011 is $2,000.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at April 30, 2011.  No stock options were exercised during the three months ended April 30, 2011.

4. Warrants
Warrants Outstanding
Balance, January 31, 2011	1,469,246
Warrants granted	-
Warrants exercised	-
Balance, April 30, 2011	1,469,246

The following table lists the common share warrants outstanding at April 30, 2011.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2012
403,600	$ 2.00	May 4, 2006 to May 4, 2013
403,600	$ 2.50	November 4, 2006 to November 4, 2013
258,446	$ 0.74	February 6, 2008 to February 6, 2013
1,469,246

5. Related Party Transactions

Related Transactions Involving Richard Kern

Mr. Richard Kern has served as a Director from May 26, 2004 to November 30, 2010 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary from September 12, 2008 to November 30, 2010.  Accordingly on November 30, 2010 Mr. Kern resigned as President, Chief Executive and Operating Officer, Treasurer, Secretary and Director of the Company.  Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties had been optioned from MinQuest. As a result, MinQuest and Mr. Kern were related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company had agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. .  On December 09, 2010, the Company and its’ subsidiary chose to terminate the Gilman and Cortez Property option agreements with MinQuest.  Furthermore, the Company acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in these properties.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of American Goldfields Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the January 31, 2011 Form 10-K filed by the Company with the Securities and Exchange Commission.

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

Results of Operations

We did not earn any revenues during the three months ended April 30, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the Three Months ended April 30, 2011, we had a net loss of $3,023 compared to a net loss of $3,913 for the comparative period in 2010.  Our year to date loss for 2011 has decreased from 2010 largely due to lower general and administrative costs.  As a result of limited resources available to the Company, the Company did not have any active exploration programs for the three months ended April 30, 2011.

Liquidity and Capital Resources

We had cash of $14,071 as of April 30, 2011. We anticipate that we will incur the following through to the end of our fiscal year January 31, 2012:

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended April 30, 2011 was $22,598 compared to $12,961 during the three months ended April 30, 2010.  The increase in cash used in operating activities was largely the result of the paying down of accounts payable that resulted in a cash outflow of $19,575 in 2011 while for the same period in 2010 there was an outflow of $9,048.

For the three months ended April 30, 2011, there was $20,000 cash received from financing and investing activities compared to $40,000 in 2010.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,008,588 for the period from December 21, 2001 (inception) to April 30, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the January 31, 2011 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Date:   June 14, 2011

AMERICAN GOLDFIELDS INC.

By:   /s/ Richard Kehmeier
       Richard Kehmeier
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)