Form 10-Q
period 2011-07-31
AMERICAN GOLDFIELDS INC
filed 2011-09-19
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,346,932 shares of common stock, $0.001 par value, issued and outstanding as of September 16, 2011.

TABLE OF CONTENTS

Page
PART I - Financial Information	3
Item 1. Financial Statements	3
Balance Sheets July 31, 2011, and April 30, 2011	3
Statements of Loss for the Six month periods ended July 31, 2011 and 2010, and for the period from inception on December 21, 2001 to July 31, 2011.	4
Statements of Cash Flows for the Six month period ended July 31, 2011 and 2010, and for the period from inception on December 21, 2001 to July 31, 2011.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
PART II – Other Information	11
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	(unaudited)	(audited)
	July 31,	January 31,
	2011	2011
ASSETS
Current assets
Cash	28,185	16,669

Long-term assets
Reclamation Deposits	41,800	41,800
Total assets	69,985	58,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	2,048	35,170
Loan Payable	50,000	-
Accrued interest loan payable	568	-
Total current liabilities	52,616	35,170

Stockholders' equity
Preferred stock, par value $0.001, 100,000,000 share authorized
no shares issued or outstanding at July 31, and January 31, 2011	-	-
Common stock: par value $0.001, 600,000,000 shares authorized,
21,346,932 shares issued and outstanding at July 31 and January 31, 2011	21,347	21,347
Additional paid-in capital	4,007,517	4,007,517
Deficit accumulated during the exploration stage	(4,011,495)	(4,005,565)
Total stockholders’ equity	17,369	23,299
Total liabilities and stockholders’ equity	69,985	58,469

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations					Inception
(Unaudited)					through
					December 21,
					2001 to
					July 31,2011
					Inception
	Three months ended July 31,		Six months ended July 31,		December 21, 2001 to
	2011	2010	2011	2010	July31, 2011

Expenses
Mineral acquisition and exploration expenditures	$-	$-	$-	$-	2,780,525
Office and Sundry	338	1,945	1,798	5,308	541,143
Rent	-	-	-	-	29,018
Salaries and benefits	-	-	-	-
Professional fees	2,000	1,206	3,563	1,206	261,055
Transfer agent fees	-	55	-	105	6,445
Amortization	-	-	-	-	18,000
Interest	568	-	568	-	1,638
Directors Fees	-	1,500	-	2,000	39,154
Consulting Fees	-	-	-	-	583,027
Total expenses	2,907	(4,706)	5,930	(8,619)	(4,260,005)

Other income (expenses)
Gain on disposal of mineral properties	-	-	-	-	236,745
Interest income	-	-	-	-	11,765

Net Loss for the period	$2,907	$(4,706)	$5,930	$(8,619)	$(4,011,495)

Loss per share of common stock
basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted averages shares outstanding
basic and diluted	21,346,932	21,346,932	21,346,932	21,337,674

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Inception
	Six months ended July 31,		December 21, 2001 to
	2011	2010	July 31, 2011

Cash flows used in operating activities
Net loss for the period	(5,930)	(8,619)	(4,011,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash flows used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization of web-site development costs	-	-	18,000
Changes in assets and liabilities:	-	-	-
Change in accounts payable and accrued liabilities	(33,122)	(26,029)	6,591
Change in accrued interest	568	-	568
Net cash used in operating activities	(38,484)	(34,648)	(2,257,336)

Cash flows from financing activities
Proceeds from note payable	50,000	-	110,000
Repayments of Notes Payable	-	-	(60,000)
Issue of common stock	-	-	1,304,571
Proceeds from the exercise of of warrants	-	40,000	258,750
Proceeds from the exercise of common stock options	-	-	774,000
Redemption of common shares	-	-	(60,000)
Net cash used in financing activities	50,000	40,000	2,327,321

Cash flows from investing activites
Reclamation deposit	-	-	(41,800)
Net cash used in investing activities	-	-	(41,800)

Increase (decrease) in cash	11,516	5,352	28,185
Cash, beginning of period	16,669	811	-

Cash, end of period	28,185	6,163	28,185

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2011 and 2010

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Goldfields Inc. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2011 has been omitted.  The results of operations for the Six month period ended July 31, 2011 are not necessarily indicative of results for the entire year ending January 31, 2012.

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

On December 9, 2010, the Company and its’ subsidiary chose to terminate the Gilman Property Option Agreement and the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  In addition, the Company and its’ subsidiary acknowledged that the Hercules Property has been reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in these properties.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,011,495 or the period from December 21, 2001 (inception) to July 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2011 and 2010

2. Notes Payable

On April 8, 2011, the Company entered into a $20,000 Note Agreement with Risor Energy Exploration Inc., a related party by common directors. The loan bears interest at the Bank of Canada Prime Rate plus 1%. The Company may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The loan may be converted to common shares of the Company at the discretion of the Company or the lender with terms yet to be determined.

On May 9, 2011, the Company entered into a $30,000 Note Agreement with Risor Energy Exploration Inc., a related party by common directors. The loan bears interest at the Bank of Canada Prime Rate plus 1%. The Company may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The loan may be converted to common shares of the Company at the discretion of the Company or the lender with terms yet to be determined.

3. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the Six month periods ended July 31, 2011 or 2010.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

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

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants.  Because additional stock options are expected to be granted in future periods, the stock-based compensation expenses recorded in previous periods are not representative of the effects on reported financial results for future periods.  The Company did not grant any stock options under the 2004 plan during the Six month period ended July 31, 2011 or 2010.

Activity under the 2004 Plan is summarized as follows:
Weighted
Average
	Options	Exercise
	Outstanding	Price
Balance, April 30, 2011	50,000	$0.06

Options granted	-	-
Options exercised	-	-
Options Cancelled	-

Balance, July 31, 2011	50,000	$0.06

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2011 and 2010

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at July 31, 2011:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	2.67	$ 0.06	50,000	$ 0.06

	50,000	2.67	$ 0.06	50,000	$ 0.06

The aggregate intrinsic value of stock options outstanding, as well as those exercisable, at July 31, 2011 is $2,000.  All stock options currently outstanding are exercisable so there is no unrecognized compensation expense at July 31, 2011.  No stock options were exercised during the Six months ended July 31, 2011.

4. Warrants
Warrants Outstanding
Balance, April 30, 2011	1,469,246
Warrants granted	-
Warrants exercised	-
Balance, July 31, 2011	1,469,246

The following table lists the common share warrants outstanding at July 31, 2011.  Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

403,600	$ 1.50	November 4, 2005 to November 4, 2012
403,600	$ 2.00	May 4, 2006 to May 4, 2013
403,600	$ 2.50	November 4, 2006 to November 4, 2013
258,446	$ 0.74	February 6, 2008 to February 6, 2013
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

The Company has been unable to contact one of our Directors, Ronald W. Sheets, for an extended period of time.  Therefore on May 12, 2011, the Directors determined it was in the best interest of the Company and its Shareholders to remove Mr. Sheets from the Board of Directors.  The vacancy will be reserved for future candidates.

Results of Operations

We did not earn any revenues during the Six Months ended July 31, 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the Six Months ended July 31, 2011, we had a net loss of $2,907compared to a net loss of $4,706 for the comparative period in 2010.  Our year to date loss for 2011 has decreased from 2010 largely due to lower general and administrative costs.  As a result of limited resources available to the Company, the Company did not have any active exploration programs for the Six Months ended July 31, 2011.

Liquidity and Capital Resources

We had cash of $28,185 as of July 31, 2011. We anticipate that we will incur the following through to the end of our fiscal year January 31, 2012.:

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended July 31, 2011 was  ($38,484) compared to positive $(34,648) during the Six Months ended July 31, 2010.  The decrease in cash used in operating activities was largely the result an decrease in accounts payable that resulted in a cash outflow of $33,122 in 2011 while for the same period in 2010 there was an outflow of $26,029.

For the Six Months ended July 31, 2011, there was $50,000 cash received from financing and investing activities compared to $40,000 in 2010.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,011,495 for the period from December 21, 2001 (inception) to July 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Date: September 16, 2011 AMERICAN GOLDFIELDS INC. By: /s/ Richard Kehmeier Richard Kehmeier President, Chief Executive