Form 10-Q/A
period 2011-07-31
AMERICAN GOLDFIELDS INC
filed 2011-12-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 [Missing Graphic Reference]of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 19, 2011 (the "Form 10-Q"), is to correct the following:

1.	Clerical error in the footnote 2 of the financial statements of the Company as filed in the Form 10-Q, as amended;
2.	Typographical error in the inception through date column heading on the Consolidated Statement of Operations which appeared twice; and
3.
Typographical error in the July 31, 2011 three month and nine month columns.  Parentheses were added to "Total expenses," "Net Loss for the period" and earnings per share numbers to ensure the presentation was consistent with other numbers presented therein.

The Form 10-Q for the quarterly period ended July 31, 2011 is hereby replaced in its entirety.  Other than as described above, this Amendment No. 2 speaks as of the filing date of the Form 10-Q and does not purport to, amend, update or restate any other information or disclosure included in the Form 10-Q, as amended.

In addition, this Amendment No. 2 includes currently dated Exhibit 12.1 certification pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 and Exhibit 13.1 certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

Page
PART I - Financial Information	4
Item 1. Financial Statements	4
Balance Sheets July 31, 2011, and April 30, 2011	4
Statements of Loss for the Six month periods ended July 31, 2011 and 2010, and for the period from inception on December 21, 2001 to July 31, 2011.	5
Statements of Cash Flows for the Six month period ended July 31, 2011 and 2010, and for the period from inception on December 21, 2001 to July 31, 2011.	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
PART II – Other Information	12
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits	12

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

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Inception
	Three months ended July 31,		Six months ended July 31,		December 21, 2001 to
	2011	2010	2011	2010	July31, 2011

Expenses
Mineral acquisition and exploration expenditures	$-	$-	$-	$-	2,780,525
Office and Sundry	338	1,945	1,798	5,308	541,143
Rent	-	-	-	-	29,018
Salaries and benefits	-	-	-	-
Professional fees	2,000	1,206	3,563	1,206	261,055
Transfer agent fees	-	55	-	105	6,445
Amortization	-	-	-	-	18,000
Interest	568	-	568	-	1,638
Directors Fees	-	1,500	-	2,000	39,154
Consulting Fees	-	-	-	-	583,027
Total expenses	(2,907)	(4,706)	(5,930)	(8,619)	(4,260,005)

Other income (expenses)
Gain on disposal of mineral properties	-	-	-	-	236,745
Interest income	-	-	-	-	11,765

Net Loss for the period	$(2,907)	$(4,706)	$(5,930)	$(8,619)	$(4,011,495)

Loss per share of common stock
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted averages shares outstanding
basic and diluted	21,346,932	21,346,932	21,346,932	21,337,674

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

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2011 and 2010

2. Notes Payable

On April 8, 2011, the Company entered into a $20,000 Note Agreement with an unrelated third party.  The loan bears interest at the United States Prime Rate plus 1%. The Company may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The loan may be converted to common shares of the Company at the discretion of the Company or the lender with terms yet to be determined.

On May 9, 2011, the Company entered into a $30,000 Note Agreement with an unrelated third party.  The loan bears interest at the United States Prime Rate plus 1%. The Company may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The loan may be converted to common shares of the Company at the discretion of the Company or the lender with terms yet to be determined.

3. Stock Options

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 223(R) “Share Based Payment” (SFAS No. 223(R)).  SFAS No. 223(R) requires employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date based on the fair value of the award.  No stock options were granted to employees during the Six month periods ended July 31, 2011 or 2010.  Therefore no compensation expense is required to be recognized under provisions of SFAS No. 223(R).

Prior to February 1, 2006, the Company accounted for awards granted to employees under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 223, “Accounting for Stock-Based Compensation” (SFAS No. 223), as amended.   No stock options were granted to employees during the year ended January 31, 2006 and accordingly, no compensation expense was recognized under APB No. 25 and no compensation expense was required to be recognized under provisions of SFAS No. 223(R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 223(R), the compensation cost recognized by the Company beginning on February 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 223, and (b) compensation cost for all equity incentive awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 223(R).  The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 223(R)-3.

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

American Goldfields Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

July 31, 2011 and 2010

The following table summarizes information concerning outstanding and exercisable common stock options under the 2004 Plan at July 31, 2011:

	Weighted
	Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of	Contractual	Average	Options	Average
Exercise	Options	Life	Exercise	Currently	Exercise
Prices	Outstanding	in Years)	Price	Exercisable	Price

$0.06	50,000	2.67	$0.06	50,000	$0.06

	50,000	2.67	$0.06	50,000	$0.06

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

Date: December 13, 2011 AMERICAN GOLDFIELDS INC. By: /s/ Richard Kehmeier Richard Kehmeier President, Chief Executive