Form 10-Q
period 2011-10-31
AMERICAN GOLDFIELDS INC
filed 2011-12-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,346,932 shares of common stock, $0.001 par value, issued and outstanding as of December 14, 2011.

TABLE OF CONTENTS

Page
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of October 31, 2011, and January 31, 2011	3
Consolidated Statements of Operations for the three and nine month ended October 31, 2011 and 2010, and for the period from inception on December 21, 2001 to October 31, 2011.	4
Consolidated Statement of Cash Flows for the nine month ended October 31, 2011 and 2010, and for the period from inception on December 21, 2001 to October 31, 2011	5
Notes to the Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
PART II – Other Information	12
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	(unaudited)	(audited)
	October 31,	January 31,
	2011	2011
ASSETS
Current assets
Cash	12,198	16,669

Long-term assets
Reclamation Deposits	41,800	41,800

Total assets	53,998	58,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	1,380	35,170
Loans payable	50,000	-
Accrued interest - loan payable	1,091	-
Total current liabilities	52,471	35,170

Stockholders' equity
Preferred stock, par value $0.001, 100,000,000 share authorized
no shares issued or outstanding at October 31, and January 31, 2011	-	-
Common stock: par value $0.001, 600,000,000 shares authorized,
21,346,932 shares issued and outstanding at October 31, and January 31, 2011	21,347	21,347
Additional paid-in capital	4,007,517	4,007,517
Deficit accumulated during the exploration stage	(4,027,337)	(4,005,565)
Total stockholders’ equity	1,527	23,299

Total liabilities and stockholders’ equity	53,998	58,469

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statement of Operations
(Unaudited)

					Inception
	Three months ended October 31,		Nine months ended October 31,		December 21, 2001 to
	2011	2010	2011	2010	October 31, 2011
Revenue	-	-	-	-	-

Expenses
Mineral acquisition and exploration expenditures	$-	$-	$-	$-	$2,780,525
Office and Sundry	254	605	2,052	5,913	541,397
Rent	-	-	-	-	29,018
Salaries and benefits	-	-	-	-	-
Professional fees	1,280	2,000	4,843	3,206	262,334
Administratvie fees	13,545	-	13,545		13,545
Transfer agent fees	235	-	235	105	6,680
Amortization	-	-	-	-	18,000
Interest	523	-	1,091	-	2,161
Directors Fees	-	1,500	-	3,500	39,154
Consulting Fees	-	-	-	-	583,027
Total expenses	15,837	4,105	21,766	12,724	4,275,841

Loss from operations	(15,837)	(4,105)	(21,766)	(12,724)	(4,275,841)

Other income (expenses)
Foreign currency translation	(6)	-	(6)	-	(6)
Gain on disposal of mineral properties	-	-	-	-	236,745
Interest income	-	-	-	-	11,765
Total other income (expenses)	(6)	-	(6)	-	248,504

Net Loss for the period	$(15,843)	$(4,105)	$(21,772)	$(12,724)	$(4,027,337)

Loss per share of common stock
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted averages shares outstanding
basic and diluted	21,346,932	21,346,932	21,346,932	21,317,232

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			Inception
	Nine months ended October 31,		December 21, 2001 to
	2011	2010	October 31, 2011

Cash flows from operating activites
Net loss for the period	(21,772)	(12,724)	(4,027,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization of web-site development costs	-	-	18,000
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	(33,790)	(8,482)	5,922
Change in accrued interest	1,091	-	1,091
Net cash flows from operating activities	(54,471)	(21,206)	(2,273,324)

Cash flows from financing activites
Proceeds from note payable	50,000	-	50,000
Issue of common stock	-	-	1,304,572
Proceeds from the exercise of of warrants	-	40,000	258,750
Proceeds from the exercise of common stock options	-	-	774,000
Redemption of common shares	-	-	(60,000)
Net cash flows from operating activities	50,000	40,000	2,327,322

Cash flows from investing activites
Reclamation deposit	-	-	(41,800)
Net cash flows from investing activities	-	-	(41,800)

Increase (decrease) in cash	(4,471)	18,794	12,198
Cash, beginning of period	16,669	811	-

Cash, end of period	12,198	19,605	12,198

The companying notes are an integral part of these financial statements

American Goldfields Inc.
(An Exploration Stage Company)

Notes to the Consolidated Financial Statements
October 31, 2011
(Unaudited)

Note 1.  Organization and Nature of the Business

American Goldfields Inc. (the “Company”) was incorporated in the State of Nevada on December 21, 2001. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Goldmin Exploration Inc. (“Goldmin”).

Goldmin was incorporated in the State of Nevada on March 10, 2010 and has no assets or liabilities.

On March 11, 2010 the Company entered into two Assignment Agreements with MinQuest to assign the exclusive option to an undivided right, title and interest in the Gilman property; and the Crescent Fault, Bankop, and Bullion Mountain, collectively named the Cortez property to Goldmin.  Pursuant to the Assignment Agreements, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Gilman Property Option Agreement; and the Cortez Property Option Agreement.  On December 9, 2010, the Company and its’ subsidiary chose to terminate the Gilman Property Option Agreement and the Cortez Property Option Agreement by giving written notice to terminate.  In addition, the Company and its’ subsidiary acknowledged that the Hercules Property had reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in these properties.

Note 2: Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,027,337 for the period from December 21, 2001 (inception) to October 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3. Presentation of Interim Statements

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Inter-company transactions and balances have been eliminated in the consolidation.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended January 31, 2011 has been omitted.  The results of operations for the nine month period ended October 31, 2011 are not necessarily indicative of results for the entire year ending January 31, 2012.

In preparing these consolidated financial statements, management has evaluated information about subsequent events that became available to them through the date the consolidated financial statements were issued.  This information relates to events, transactions or changes in circumstances that would require them to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.  The Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Note 4:  Significant Accounting Policies

Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, notes payable and interest payable approximate their fair value because of the short-term nature of these instruments and their liquidity.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently Issued and Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

Note 5. Loans Payable

On April 8, 2011, the Company entered into a $20,000 loan agreement with an unrelated party to provide working capital.  The loan bears interest at the United States Prime Rate plus 1%.  The Company may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. On May 9, 2011, the Company entered into a second loan agreement with this same party for $30,000.  The loan bears the same terms and conditions as the loan agreement dated April 9, 2011.

During the three and nine months ended October 31, 2011, the company recorded interest expense totaling $523 and $1,091, respectively, in its Consolidated Statement of Income related to these loans payable.

Note 6. Shareholders’ Equity

Stock Options

The Company’s Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the “2004 Plan”) which reserved 5,000,000 common shares for grant to employees, directors and consultants.  There are currently 4,950,000 shares available for grant.    In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

The following table summarizes activity under the 2004 Plan :

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(years)	Value
Balance, January 31, 2011	750,000	$1.07
Options granted	-	-
Options exercised	-	-
Options canceled	(700,000)	1.14
Balance, April 30, 2011	50,000	0.06
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, July 31, 2011	50,000	0.06
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, October 31, 2011	50,000	$0.06	2.44	$-

Exercisable at October 31, 2011	50,000	$0.06	2.44	$-

All stock options currently outstanding are fully vested so there is no unrecognized compensation expense as of October 31, 2011.

Warrants

The following table lists the common share warrants outstanding as of October 31, 2011 and January 31, 2011.  Each warrant is exchangeable for one common share.

Class	Quantity	Exercise Price	Exercise Period

A	403,600	$ 1.50	November 4, 2005 to November 4, 2012
B	258,446	$ 0.74	February 6, 2008 to February 6, 2013
B	403,600	$ 2.00	May 4, 2006 to May 4, 2013
C	403,600	$ 2.50	November 4, 2006 to November 4, 2013
	1,469,246

Note 8. Related Party Transactions

Mr. Richard Kern has served as a Director from May 26, 2004 to November 30, 2010 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary from September 12, 2008 to November 30, 2010.   On November 30, 2010 Mr. Kern resigned as President, Chief Executive and Operating Officer, Treasurer, Secretary and Director of the Company.  Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties had been optioned from MinQuest. As a result, MinQuest and Mr. Kern were related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company had agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. .  On December 09, 2010, the Company chose to terminate the Gilman and Cortez Property option agreements with MinQuest.  Furthermore, the Company acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in these properties.

Contingent Liability

On November 1, 2011, Management received an invoice totaling $15,900 from a previous officer of the Company for services purportedly to have been provided to the Company during his tenure as an officer.  Management acknowledges they had received invoices from him during his tenure but disputed the charges at the time and did not record the expenses.  Management is still disputing all charges presented due to a lack of formal agreement with the officer. Management has notified the former officer of their disagreement with the charges and believes a settlement can be reached through direct negotiations with the parties involved. Management has not recorded any expenses related to this matter as they believe that the potential for a loss is only reasonably possible. The amount of possible loss that could occur is between $0 and $15,900.

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

Results of Operations

We did not earn any revenues during the nine months ended October 31, 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended October 31, 2011, we had a loss of $15,843 compared to a net loss of $4,105 for the comparative period in 2010.  The $11,738 decrease in our earnings is due to an increase in general and administrative expenses.

During the nine months ended October 31, 2011, we had a net loss of $21,772 compared to a net loss of $12,724 for the comparative period in 2010.  The $9,048 decrease in our earnings for the comparative periods is due to an increase in general and administrative expenses.

Liquidity and Capital Resources

We had cash of $12,198 as of October 31, 2011. We anticipate that we will incur the following through to the end of our fiscal year January 31, 2012:

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended October 31, 2011 was $54,471 compared to $21,206 during the nine months ended October 31, 2010.  The $33,265 increase in cash used in operating activities for the comparative periods was the result of increased operating expenses of $24,948 and a decrease in accounts payable of $9,408.

For the nine months ended October 31, 2011, there was $50,000 cash received from financing activities compared to $40,000 in 2010.  There were no investing activities during the nine month periods ended October 31, 2011 or 2010.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,027,337 for the period from December 21, 2001 (inception) to October 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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