Form 10-K
period 2012-01-31
AMERICAN GOLDFIELDS INC
filed 2012-04-30
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012
Commission file number: 0--49996

AMERICAN GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0867612
(State of incorporation)	(I.R.S. Employer Identification No.)

3481 E Sunset Road, Suite 100
Las Vegas, NV 89120
(Address of principal executive offices)

1-800-315-6551
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as July 31, 2011 was approximately $1,707,755.

The number of shares of the issuer’s common stock issued and outstanding as of April 26, 2012 was 34,876,932 shares.

Documents Incorporated By Reference:  None

PART I

FORWARD-LOOKING STATEMENTS

Certain of the information contained in this Form 10-K Annual Report constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this Form 10-K Annual Report, including, without limitation, current expectations and projections about future events and financial trends affecting our business are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” "should," “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those discussed in the section entitled "Risk Factors".

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements.  Accordingly, prospective investors should not place undue reliance on forward-looking statements.  The forward-looking statements in this Form 10-K Annual Report speak only as to the date hereof.  We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, the factors discussed in this Annual Report on Form 10-K, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, could cause actual results or outcomes to differ materially and/or adversely from those expressed in any forward-looking statements made by us or on our behalf, and therefore we cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on any such forward-looking statements. We cannot give you any assurance that such forward-looking statements will prove to be accurate and such forward-looking events may not occur. In light of the significant uncertainties inherent in such forward-looking statements, you should not regard the inclusion of this information as a representation by us or any other person that the results or conditions described in those statements or our objectives and plans will be achieved.

All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by US federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.

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

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties.  The search for viable natural resources is extremely risky.  A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through private placement issuances of common stock and debt financing.    No assurance can be made that such financing will be available, and if available it may take either the form of debt or equity, and will likely have a negative impact on our financial condition.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we option contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Risks Related To Legal Uncertainty and Regulations

12. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States and Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out exploration program.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

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

Current State of Exploration

The Hercules claims have had a significant amount of exploration undertaken in their history. However, they do not currently have any mineral reserves. The property that is the subject to our mineral claims is undeveloped. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. On December 09, 2010, the Company and its’ subsidiary acknowledged that the Hercules Property has reverted back to MinQuest.  The Company and its’ subsidiary do not have any further rights, interests, or obligations in the property and will not engage in exploration of it going forward.

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

Current State of Exploration

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property and will not engage in exploration of it going forward.

Paved roads come within 5 miles of the property and well maintained gravel roads provide access within 1,000 feet of the property boundary. A dirt road is in place and provides adequate access throughout the property. All currently proposed drilling can be done without further road building. .  The Company and its’ subsidiary do not have any further rights, interests, or obligations in this property no further exploration is planned.

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

Current State of Exploration

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Cortez Property Option Agreement which includes the Bankop claims. The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property and will not engage in exploration of it going forward.

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

Current State of Exploration

 On December 09, 2010, the Company and its’ subsidiary chose to terminate the Cortez Property Option Agreement which includes the Bullion Mountain claims. The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property and will not engage in exploration of it going forward.

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

ITEM 4.                      MINE SAFETY DISCLOSURE

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities.  Therefore, the Company is not required to make such disclosures.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Markets under the trading symbol “AGFL”. The OTC Markets are maintained by the NASDAQ Stock Market, but does not have any of the quantitative or qualitative standards such as those required for companies listed on the NASDAQ Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://www.otcmarkets.com during the fiscal years ending January 31, 2012 and 2011.

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
2012	Fourth Quarter	$0.06	$0.01
	Third Quarter	$0.08	$0.04
	Second Quarter	$0.15	$0.01
	First Quarter	$0.13	$0.03

2011	Fourth Quarter	$0.06	$0.03
	Third Quarter	$0.15	$0.04
	Second Quarter	$0.16	$0.05
	First Quarter	$0.20	$0.10

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 26, 2012, we had 46 (forty-six) registered holders of shares of common stock.

Warrants or Options.

Please refer to Note 7 under the caption “Stockholders’ Equity” for detailed information regarding outstanding warrants.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Please refer to Note 10 under the caption “Subsequent Events” for detailed information regarding the private placements.

Dividend Policy

As of April 26, 2012, there had been no dividends declared on the Company’s common stock.  We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	1,519,246(1)	$1.07	2,600,000
Total	1,519,246	$1.07	2,600,000

(1) Such amount includes 50,000 common stock purchase options which are outstanding and exercisable pursuant to the American Goldfields Inc.’s 2004 Stock Option Plan.  It also includes 1,469,246 common stock purchase warrants.

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the American Goldfields Inc.’s 2004 Stock Option Plan (the 2004 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. As of April 26, 2012, there were a total of 3,100,000 options that had been granted under the plan. Of these,  50,000 remain outstanding and exercisable at a weighted average exercise price of $0.06 per option.  The following discussion describes material terms of grants made pursuant to the stock option plans:

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

Plan of Operations

Our business plan is to proceed with the acquisition and exploration of mineral properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had cash of $5,062 and working capital of $(85,779) as of January 31, 2012.  On February 22 2012, the Company closed a private placement of 13,000,000 restricted common shares at $0.01 per share, for aggregate gross proceeds of $130,000.  We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Results of Operations for the Fiscal Year Ended January 31, 2012

We did not earn any revenues during the fiscal year ended January 31, 2012 or 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2012 we had a net loss of $67,278 compared to a net loss of $11,330 from the prior year, a decrease in earnings of $55,948.  Our net loss increased due to no recovery of previously accrued option payments of $20,000 and an increase in general and administrative expenses of $35,897.  During the year ended January 31, 2011, we terminated a property option agreement which resulted in the reversal of a previously recorded accrued liability for  prior year option payments.  During the years ended January 31, 2012 and 2011, there was no stock-based compensation recognized and there were no mineral claim payments or exploration expenditures.

General and administrative expenses increased $35,897 for the year ended Janaury 31, 2012 compared to the same period in 2011  The primary reason for the increase is due to an increase in administrative expenses of $25,045 due to the Company entering into a one year Consulting Services Agreement with an unrelated third party for a comprehensive suite of services to the Company including administrative, accounting, bookkeeping and services associated with regulatory filings. The Company pays $5,000 per month in connection with these consulting  services.  The increase in general and administrative expenses is also due to an increase in professional fees of $5,578 representing audit fees and tax preparation fees; an increase in directors fee of $6,600 due to granting a severance package to a previous officer of the Company; and increase of $1,626 due to entering into loan agreements in April and May 2011; and finally an increase in transfer agent fees of $980.

Liquidity and Capital Resources

We had cash of $5,062 and working capital of $(85,779) as of January 31, 2012. We anticipate that we will incur over the next twelve months:

•	$150,000 in connection with acquisition of mineral properties

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2012 was $61,607 compared to $24,142 during the year ended January 31, 2011.  The increase in cash used in operations was due to the increase in the net loss.

On April 8, 2011, the Company entered into a $20,000 loan agreement with an unrelated party.  The loan bears interest at the United States Prime Rate plus 1%.  The borrower may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment.

On May 9, 2011, the Company entered into a $30,000 loan agreement with an unrelated party.  The loan bears interest at the United States Prime Rate plus 1%.  The borrower may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

1.	Auditors’ Reports;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2012, including:

a.	Consolidated Balance Sheets as at January 31, 2012 and 2011;

b.	Consolidated Statements of Operations for the years ended January 31, 2012 and 2011 and for the period from inception on December 21, 2001 to January 31, 2012;

c.	Consolidated Statements of Cash Flows for the years ended January 31, 2012 and 2011 and for the period from inception on December 21, 2001 to January 31, 2012;

d.	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2012 and 2011 and for the period from inception on December 21, 2001 to January 31, 2012;

e.	Notes to the Consolidated Financial Statements.

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
American Goldfields, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of American Goldfields, Inc (an exploration stage company) as of January 31, 2012 and 2011, and the related statements of operations, and cash flows for the years ended January 31, 2012 and 2011, and the cumulative since December 21, 2001 (inception) to January 31, 2012, and the statement of stockholder’s equity since December 21, 2001 (inception) to January 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Goldfields, Inc (an exploration stage company) as of January 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended January 31, 2012 and 2011 and the cumulative since December 21, 2001 (inception) to January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has no revenues, and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROBISON, HILL & CO.
Certified Public Accountants
Salt Lake City, Utah
April 26, 2011

American Goldfields, Inc..
(An exploration stage company)
Consolidated Balance Sheets

	January 31,
	2012	2011
ASSETS
Current assets
Cash	$5,062	$16,669

Long-term assets
Reclamation Deposits	41,800	41,800

Total assets	$46,862	$58,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$39,215	$35,170
Loan payable	50,000	-
Accrued interest - loan payable	1,626	-
Total current liabilities	90,841	35,170

Stockholders' equity
Preferred stock, par value $0.001, 100,000,000 share authorized
no shares issued or outstanding at October 31, and January 31, 2011	-	-
Common stock: par value $0.001, 600,000,000 shares authorized,
21,346,932 shares issued and outstanding
at January 31, 2012 and 2011	21,347	21,347
Additional paid-in capital	4,007,517	4,007,517
Deficit accumulated during the exploration stage	(4,072,843)	(4,005,565)
Total stockholders’ equity	(43,979)	23,299

Total liabilities and stockholders’ equity	$46,862	$58,469

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An exploration stage company)
Consolidated Statement of Operations

			Inception
	Years Ended January 31,		December 21, 2001 to
	2012	2011	January 31, 2011
Revenue	$-	$-	$-

Expenses
Mineral acquisition and exploration expenditures	-	(20,000)	2,780,525
Office and Sundry	3,302	7,234	542,646
Rent	-	-	29,018
Professional fees	25,569	19,991	283,061
Administrative fees	25,045	-	25,045
Transfer agent fees	1,085	105	7,530
Amortization	-	-	18,000
Interest	1,626	-	2,696
Directors Fees	10,600	4,000	49,754
Consulting Fees	-	-	583,027
Total expenses	67,227	11,330	4,321,302

Loss from operations	(67,227)	(11,330)	(4,321,302)

Other income (expenses)
Foreign currency translation	(51)	-	(51)
Gain on disposal of mineral properties	-	-	236,745
Interest income	-	-	11,765
Total other income (expenses)	(51)	-	248,459

Net Loss for the period	$(67,278)	$(11,330)	$(4,072,843)

Loss per share of common stock
basic and diluted	$(0.00)	$(0.00)

Weighted averages shares outstanding
basic and diluted	21,346,932	21,341,304

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An exploration stage company)
Consolidated Statement of Shareholders’ Equity (Deficit)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficiency Accumulated During the Exploration Stage	Total Stockholders' (Deficit) Equity

Shares issued for cash on Incorporation at $0.001 per share	36,000,000	$36,000	$(30,000)	$-	$6,000
Shares issued for cash at $3.00 per share	17,914,278	17,914	71,657	-	89,571
on January 31, 2002
Net loss for the period	-	-	-	(10,745)	(10,745)
Balance, January 31, 2002	53,914,278	53,914	41,657	(10,745)	84,826

Net loss for the year	-	-	-	(54,598)	(54,598)
Balance, January 31, 2003	53,914,278	53,914	41,657	(65,343)	30,228

Net loss for the year	-	-	-	(28,366)	(28,366)
Balance, January 31, 2004	53,914,278	53,914	41,657	(93,709)	1,862

Contributions by shareholders	-	-	4,543	-	4,543
Cancellation of common shares on March 31, 2004	(30,000,000)	(30,000)	30,000	-	-
Stock-based compensation	-	-	61,200	-	61,200
Exercise of common stock options	1,500,000	1,500	88,500	-	90,000
Private placement, common share issuances	403,600	404	1,008,596	-	1,009,000
for cash at $2.50 per unit on November 4,2004
Net loss for the year	-	-	-	(325,261)	(325,261)
Balance, January 31, 2005	25,817,878	25,818	1,234,496	(418,970)	841,344

Exercise of common stock options	75,000	75	4,425	-	4,500
Stock-based compensation	-	-	1,302,400	-	1,302,400
Net loss for the year	-	-	-	(1,819,720)	(1,819,720)
Balance, January 31, 2006 carried forward	25,892,878	25,893	2,541,321	(2,238,690)	328,524

Cancellation of common stock on July 12, 2006	(3,000,000)	(3,000)	(27,000)	-	(30,000)
Cancellation of common stock on July 14, 2006	(3,000,000)	(3,000)	(27,000)	-	(30,000)
Exercise of common stock options	400,000	400	479,600	-	480,000
Stock-based compensation	-	-	195,600	-	195,600
Net loss for the year	-	-	-	(692,299)	(692,299)
Balance, January 31, 2007	20,292,878	20,293	3,162,521	(2,930,989)	251,825

American Goldfields Inc.
(An exploration stage company)
Consolidated Statement of Shareholders’ Equity (Deficit) – Continued

Private placement, common share issuances for cash at $64 per unit on December 6, 2007	312,500	312	199,688	-	200,000
Exercise of common stock options	375,000	375	199,125	-	199,500
Stock-based compensation	-	-	187,800	-	187,800
Net loss for the year	-	-	-	(955,613)	(955,613)
Balance, January 31, 2008	20,980,378	20,980	3,749,134	(3,886,602)	(116,488)

Exercise of share purchase warrants in	312,500	313	218,437	-	218,750
February and March 2008
Net loss for the year	-	-	-	(32,507)	(32,507)
Balance, January 31, 2009	21,292,878	21,293	3,967,571	(3,919,109)	69,755

Net loss for the year	-	-	-	(75,126)	(75,126)
Balance, January 31, 2010	21,292,878	21,293	3,967,571	(3,994,235)	(5,371)

Exercise of share purchase warrants in	54,054	54	39,946	-	40,000
March 2010
Net loss for the year	-	-	-	(11,330)	(11,330)
Balance, January 31, 2011	21,346,932	21,347	4,007,517	(4,005,565)	23,299

Net loss for the year	-	-	-	(67,278)	(67,278)
Balance, January 31, 2012	21,346,932	$21,347	$4,007,517	$(4,072,843)	$(43,979)

The accompanying notes are an integral part of these financial statements

American Goldfields Inc.
(An exploration stage company)
Consolidated Statement of Cashflows

			Inception
	Years Ended January 31,		December 21, 2001 to
	2012	2011	January 31, 2012

Cash flows from operating activities
Net loss for the period	$(67,278)	$(11,330)	$(4,072,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	1,729,000
Amortization of web-site development costs	-	-	18,000
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	4,045	(12,812)	43,758
Change in accrued interest	1,626	-	1,626
Net cash flows from operating activities	(61,607)	(24,142)	(2,280,459)

Cash flows from financing activities
Proceeds from note payable	50,000	-	50,000
Issue of common stock	-	-	1,304,571
Proceeds from the exercise of warrants	-	40,000	258,750
Proceeds from the exercise of common stock options	-	-	774,000
Payment of amounts due to related party	-	-	(30,000)
Proceeds from loan			60,000
Repayment of loan principal			(60,000)
Cancellation of common stock			(30,000)
Net cash flows from operating activities	50,000	40,000	2,327,321

Cash flows from investing activities
Reclamation deposit	-	-	(41,800)
Net cash flows from investing activities	-	-	(41,800)

Increase (decrease) in cash	(11,607)	15,858	5,062
Cash, beginning of period	16,669	811	-
Cash, end of period	$5,062	$16,669	$5,062

Supplemental Disclosures of Cashflow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Cancellation of common stock	$-	$-	$30,000
Settlement of accounts payable by contribution from a stockholder	$-	$-	$4,543
Web-site development costs related to non-employee stock-based compensation	$-	$-	$18,000

The companying notes are an integral part of these financial statements

American Goldfields Inc.
(An exploration stage company)
Notes to the Consolidated Financial Statements
January 31, 2012

Note 1.  Organization and Nature of the Business

American Goldfields Inc. (the “Company” or “we”), is a natural resource exploration stage company engaged in the acquisition and exploration of properties for deposits of gold or silver. We were incorporated on December 21, 2001 under the laws of the State of Nevada. Since then, we have engaged primarily in the acquisition and exploration of mining interests in properties that may potentially have deposits of gold and silver. To date, we have not earned any revenues.

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

Note 2.  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Inter-company transactions and balances have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiary, Goldmin.  Collectively, they are referred to herein as “the Company”.  Significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.  The Company did not have any cash equivalents at January 31, 2012 and 2011.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.  Environmental costs amounted to $0 and $0 at January 31, 2012 and 2011, respectively.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method.  Asset retirement obligations amounted to $0 and $0 at January 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company measures all stock-based compensation awards at fair value on the date of grant and recognize such expense in its financial statements over the requisite service period for awards expected to vest.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 7. Shareholders’ Equity” for additional information on the Company’s stock-based compensation plans.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended January 31, 2012.

No Items of Other Comprehensive Income

The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Company’s Statement of Operations equals comprehensive income.

Loss Per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

At January 31, 2012 and 2011, potential common shares of 15,194,246 and 22,319,266, respectively, related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 8. Related Party Transactions” for further discussion.

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

Note 3.  Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,072,843 for the period from December 21, 2001 (inception) to January 31, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4.  Mineral Property Interest

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

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title and interest in the Gilman property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of Goldfields International arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Goldfields International in connection with the Gilman property, specially; the $154,000 of exploration expenditures incurred by Goldfields International prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

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

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title, and interest in the Hercules property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations, of Goldfields International arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Goldfields International in connection with the Hercules property, specially; the $792,200 of exploration expenditures incurred by Goldfields International prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

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

On March 11, 2010, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with its wholly owned subsidiary Goldmin Exploration Inc., a Nevada corporation (“Goldmin”), to assign the exclusive option to an undivided right, title, and interest in the Gilman property to Goldmin.  Pursuant to the Assignment Agreement, Goldmin assumed the rights, and agreed to perform all of the duties and obligations of Goldfields International arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Goldfields International in connection with the Cortez property, specially the $242,900 of exploration expenditures incurred by Goldfields International prior to the Assignment Agreement.  Goldmin has not made the indicated option payments and incur the exploration expenditures, when demanded and therefore is in jeopardy of losing its interest in the property.

On December 09, 2010, the Company and its’ subsidiary chose to terminate the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

Note 5.  Reclamation Deposits

The Company has been granted exploration permits from the State of Nevada for several of its properties.  As part of the application process, the Company is required to pay refundable deposits to the State as surety for the estimated reclamation costs associated with planned exploration programs.  Upon completion of required reclamation the Company will receive a refund of the deposit.

Note 6.  Loans Payable

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

During the years ended January 31, 2012 and 2011, the company recorded interest expense totaling $1,627 and $nil, respectively, in its Consolidated Statement of Operations related to these loans payable.

Note 7.  Shareholders’ Equity

The Company’s  authorized capital consists of 600,000,000 shares of common stock , par value of $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share.

Stock Options

The Company’s Board of Directors adopted the Goldfields International Inc.’s 2004 Stock Option Plan (the “2004 Plan”) which reserved 5,000,000 common shares for grant to employees, directors and consultants.  As of January 31, 2012, there were 2,600,000 shares available for grant.  In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

The following table summarizes stock option activity as of January 31, 2012 under the 2004 Plan:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(years)	Value
Balance, January 31, 2010	750,000
Options granted	-
Options exercised	-
Options canceled	-
Balance, January 31, 2011	750,000	$1.07
Options granted	-
Options exercised	-
Options canceled	(700,000)	$1.14
Balance, January 31, 2012	50,000	$0.06		$-

Exercisable at January 31, 2012	50,000		2.17	$-

All stock options currently outstanding are fully vested so there is no unrecognized compensation expense as of January 31, 2012.

Warrants

The following table lists the common share warrants outstanding as January 31, 2012.  Each warrant is exchangeable for one common share.

Class	Quantity	Exercise Price	Exercise Period

A	403,600	$ 1.50	November 4, 2005 to November 4, 2012
B	258,446	$ 0.74	February 6, 2008 to February 6, 2013
B	403,600	$ 2.00	May 4, 2006 to May 4, 2013
C	403,600	$ 2.50	November 4, 2006 to November 4, 2013
	1,469,246

Note 8.  Related Party Transactions

Mr. Richard Kern has served as a Director from May 26, 2004 to November 30, 2010 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary from September 12, 2008 to November 30, 2010.   On November 30, 2010 Mr. Kern resigned as President, Chief Executive and Operating Officer, Treasurer, Secretary and Director of the Company.  Mr. Kern is also the president of MinQuest. All of the Company’s mineral properties had been optioned from MinQuest. As a result, MinQuest and Mr. Kern were related parties to the Company and both MinQuest and Mr. Kern receive substantial payments from the Company. In addition, the Company had agreed to use Mr. Kern as the primary contractor on exploration undertaken to date on all of its properties. .  On December 9, 2010, the Company chose to terminate the Gilman and Cortez Property option agreements with MinQuest.  Furthermore, the Company acknowledged that the Hercules Property has reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in these properties.

Note 9.  Income Taxes

Deferred tax assets of the Company are as follows:

	2012	2011
Loss carry-forwards	$787,000	$768,000
Less: Valuation allowance	(787,000)	(768,000)
Deferred tax asset recognized	$-	$-

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2010 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:

	2012	2011
Computed “expected” tax benefit	$19,380	$3,740
Permanent differences	(380)	260
Change in Valuation Allowance	(19,000)	(4,000)
Income tax provision	$-	$-

As at January 31, 2012, the Company has net operating loss carry-forwards of approximately $2,315,000 (2010 - $2,258,000), which expire between 2022 and 2032.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of February 1, 2012:

United States (a)                                                             2008 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Note 10.  Subsequent Events

In preparing these consolidated financial statements, management has evaluated information about subsequent events that became available to them through the date the consolidated financial statements were issued.  This information relates to events, transactions or changes in circumstances that would require them to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.  The Company has noted the following events for disclosure

•
On February 22, 2012, the Company closed a private placement of 13,000,000 restricted common shares at $0.01 per share, for aggregate gross proceeds of $130,000 from one non-US investor pursuant to Regulation S of the Securities Act of 1933, as amended.

•
On March 9, 2012, the Company’s Board of Directors authorized a 1-to-100 reverse split of the common stockholders of record on March 9, 2012, and authorized to change the Company’s name from American Goldfields Inc. to Goldfields International Inc.  The Company’s authorized capital will remain the same after giving effect to the reverse-split.  The name change has not been reflected in this filing as the Company has not filed a certificate of amendment with the State of Nevada as of the date of this filing.  The reverse split has not been reflected in this filing as the Company has not received approval from FINRA as of the date of this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of January 31, 2012, the Company’s internal control over financial reporting was effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of January 31, 2012.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

As of January 31, 2012, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that from January 1, 2011 through January 31, 2012 and to date, the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended January 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.  We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

This transition report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company has made significant changes to improve the segregation of responsibilities during the twelve months ended fiscal January 31, 2012, that have materially improved our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s Executive Officer and Directors as of April 29, 2012.

Name	Position	Age	Date of First Election Or Appointment

Richard Kehmeier(1)	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	63	August 1, 2009
Jared Beebe	Director	61	September 15, 2006

(1)	On August 01, 2009, Mr. Richard Kern joined the Company’s Board of Directors and on November 30, 2010 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer.

The following is a brief account of the education and business experience of each Director and Executive Officer during the past five years:

Richard Kehmeier is a Certified Professional Geologist with nearly forty years of international experience in all phases of resource development for the mining industry.  Mr. Kehmeier is currently the Chief Geologist for Pincock Allen & Holt in Lakewood Colorado.  During his career he has held such positions as Vice President of Exploration at Gold Reserve Corp and Atlas Corporation and has worked for companies such as Union Carbide, and Anaconda.  He is responsible for the discovery of nearly 15 million ounces of gold in his career.  Mr. Kehmeier graduated from the Colorado School of Mines with a Bachelor of Science in Geological Engineering and a Master of Science in Geology.

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

We are not aware of any instances in fiscal year 2012 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation.

Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.  Mr. Richard Kern was a Director from May 26, 2004 to November 30, 2010 and from September 12, 2008 to November 30, 2010, our President, Chief Executive Operating Officer, Treasurer, and Secretary.  Accordingly on November 30, 2010, Mr. Kern resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  We had no other officers during the fiscal year ended January 31, 2012.

We have no employment agreements with any of our directors or our sole executive officer.  We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended January 31, 2012, 2011 and 2010 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2012, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2012 and whose total compensation during the fiscal year ended January 31, 2012 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2012 and whose total compensation during the fiscal year ended January 31, 2012 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard Kehmeier(1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)	Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of January 31, 2012.  None of our Directors or Executive Officer hold unexercised options or stock that has not vested, or equity incentive plan awards.

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

Compensation of Directors

The Company has entered into Service Agreements with Mr. Kehmeier and Mr. Beebe to  receive USD $500 per month for serving as Directors of the Company.   Mr. Kehmeier and Mr. Beebe  agreed to suspend their director’s fees in order to conserve working capital.  For the fiscal period ending January 31, 2012, there was $Nil paid to Mr. Kehmeier and $Nil to Mr. Beebe.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 29, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 34,876,932 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Jishi Zichang Corp. (1)	Common	13,000,000	37.3%
Trevor Newton(2)	Common	1,939,531	5.6%
Richard Kehmeier(3)	NA	0	0
Jared Beebe(4)	NA	0	0
All directors and executive officer as a group (3 persons)	NA	0	0

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(1)	Jishi Zichang Corp. claims sole voting and dispositive power with respect to 13,000,000 shares of the Company’s common shares as of April 26, 2012.
(2)	Trevor Newton claims sole voting and dispositive power with respect to 1,959,531 shares of the Company’s common shares as of April 26, 2012.
(3)	Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.
(4)	Jared Beebe has been serving as a Director since September 15, 2006.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.”  We believe that our Directors currently meet the definition of “independent” as that term is defined in the rules and regulations of the American Stock Exchange.

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is the Company’s Principal Accountant. Their fees billed to the Company for the fiscal years ending January 31, 2012 and 2011 are set forth below:

	Fiscal year ending January 31, 2012	Fiscal year ending January 31, 2011
Audit Fees	$21,075	$22,800
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

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

AMERICAN GOLDFIELDS INC.

Dated: April 26, 2012	By: /s/ Richard Kehmeier
Name: Richard Kehmeier
Title: President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Richard Kehmeier Richard Kehmeier	President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director	April 26, 2012

/s/ Jared Beebe Jared Beebe	Director	April 26, 2012