Form 10-Q
period 2012-04-30
GOLDFIELDS INTERNATIONAL INC
filed 2012-06-19
CIK 1167886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended April 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

GOLDFIELDS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

3481 E Sunset Road, Suite 100

Las Vegas, Nevada, USA 89120

(Address of principal executive offices) (Zip Code)

(800) 315-6551

(Registrant's telephone number, including area code)

American Goldfields Inc.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 341,790 shares of common stock issued and outstanding as of June 18, 2012.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1

PART II – OTHER INFORMATION		1

Item 1.	Legal Proceedings	1

Item 1A.	Risk Factors	1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3.	Defaults Upon Senior Securities	1

Item 4.	Mine Safety Disclosures	1

Item 5.	Other Information	1

Item 6.	Exhibits	1

SIGNATURE		2

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending April 30, 2012 for the following reasons:

a)	The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b)	The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

c)	The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

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

Item 5. Other Information.

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

1

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2012

GOLDFIELDS INTERNATIONAL INC.

By: /s/ Richard Kehmeier

Richard Kehmeier

President, Chief Executive

2