Form 10-Q
period 2012-07-31
GOLDFIELDS INTERNATIONAL INC
filed 2012-09-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

GOLDFIELDS INTERNATIONAL INC.
 (Exact name of registrant as specified in its charter)

3077 E. Warm Springs Road, Suite 300
Las Vegas, Nevada, USA  89120
(Address of principal executive offices) (Zip Code)

(800) 315-6551
(Registrant's telephone number, including area code)

American Goldfields Inc.
3481 Sunset Road, Suite 100
Las Vegas, Nevada, USA  89120

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 348,858 shares of common stock issued and outstanding as of September 13, 2012.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1

PART II – OTHER INFORMATION		1

Item 1.	Legal Proceedings	1

Item 1A.	Risk Factors	1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3.	Defaults Upon Senior Securities	1

Item 4.	Mine Safety Disclosures	1

Item 5.	Other Information	1

Item 6.	Exhibits	1

SIGNATURE		2

PART I

 FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending July 31, 2012 for the following reasons:

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

Item 5. Other Information.

Effective September 11, 2012, the Company changed the location of  its principal executive corporate office.  The phone/fax numbers remain the same.

The new address is:

3077 E. Warm Springs Road, Suite 300
Las Vegas, Nevada, USA  89120

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Section 1350 Certification(1)

(1)           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending July 31, 2012 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2012 GOLDFIELDS INTERNATIONAL INC. By: /s/ Richard Kehmeier Richard Kehmeier President, Chief Executive