Form 10-Q
period 2012-10-31
GOLDFIELDS INTERNATIONAL INC
filed 2012-12-14
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,848,858 shares of common stock issued and outstanding as of December 3, 2012.

PART I

 FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending October 31, 2012 for the following reasons:

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

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2012, the Company closed a private placement of 24,500,000 shares at $.001 per share for a total offering price of $24,500 pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed by non-U.S. persons.

Effective August 1, 2012, Goldfields International Inc. (the “Company”) executed a Property Option Agreement (the “Agreement”), with Horizon Exploration, Inc. (the “Optionor”) granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Property located in the Plomosa Mountain Range, La Paz County, Arizona (the “Property”).  Simultaneous with the execution and delivery of the Agreement, the Company issued Thirty Five Million (35,000,000) Shares of its fully paid and non-assessable Restricted Common Stock and paid Fifteen Thousand Dollars ($15,000 USD).   Please see Item 5 for additional terms of the Agreement.

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

Item 5. Other Information.

Effective August 1, 2012, Goldfields International Inc. (the “Company”) executed a Property Option Agreement (the “Agreement”), with Horizon Exploration, Inc. (the “Optionor”) granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Property located in the Plomosa Mountain Range, La Paz County, Arizona (the “Property”).  Simultaneous with the execution and delivery of the Agreement, the Company issued Thirty Five Million (35,000,000) Shares of its fully paid and non-assessable Restricted Common Stock and paid Fifteen Thousand Dollars ($15,000 USD).

The Property consists of an aggregate of 63 unpatented Federal mineral claims located in the Plomosa Mountain Range, La Paz County, Arizona.

In order to earn a 100% interest in the Property, the Company must pay the Optionor and incur expenditures relating to exploration and mining operations in accordance with the following schedule: (i) on or before August 1, 2013, $20,000 to Optionor and incur $100,000 in expenditures incidental to the exploration and mining operations; (ii) on or before August 1, 2014, $20,000 to Optionor and an additional $100,000 in expenditures; (iii) on or before August 1, 2015, $30,000 to Optionor and an additional $150,000 in expenditures; (iv) on or before August 1, 2016, $40,000 to Optionor and an additional $200,000 in expenditures; and (v) on or before August 1, 2017, $50,000 to Optionor and incur an additional $250,000 in expenditures. Since our payment obligations are non-refundable, if we do not make all required payments, we will lose all payments made and our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property subject to a 3% net smelter royalty.  If the Company fails to make any payment when due, the Agreement gives the Company a 30-day grace period to pay the amount of the deficiency.

The Optionor retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Both the Company and Optionor have the right to assign, sell, mortgage or pledge their rights in the Agreement or on the property.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the Agreement by giving notice to Optionor.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	SSection 1350 Certification(1)

(1)           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending October 31, 2012 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: ____12/14/2012______________ GOLDFIELDS INTERNATIONAL INC. By: /s/ Richard Kehmeier Richard Kehmeier President, Chief Executive Officer