Form 10-K
period 2013-01-31
GOLDFIELDS INTERNATIONAL INC
filed 2013-04-25
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

Commission file number: 0--49996

GOLDFIELDS INTERNATIONAL INC.

(formerly, American Goldfields Inc.)

(Exact name of registrant as specified in its charter)

Nevada	71-0867612
(State of incorporation)	(I.R.S. Employer Identification No.)

3077 E. Warm Springs Road

Suite 300

Las Vegas, NV 89120

(Address of principal executive offices)

1-800-315-6551

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

1

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as July 31, 2012 was approximately $133,462.

The number of shares of the issuer’s common stock issued and outstanding as of April 2, 2013 was 60,623,858 shares.

Documents Incorporated By Reference:  None

2

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

BLEG sampling. Bulk leach sampling. A large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

CSMT Survey. A Controlled Source Magneto-telluric geophysical method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

Controlled Source Magneto-telluric Survey (CSMT). The recording of variations in a generated electrical field using sophisticated geophysical survey methods.

Core holes. A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

Felsic Tertiary Volcanic Rocks. Quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago.

Geochemical sampling. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. For example, arsenic may indicate the presence of gold.

Geologic mapping. Producing a plan and sectional map of the rock types, structure and alteration of a property.

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits

Ground magnetic survey. Recording variations in the earth’s magnetic field and plotting same.

Ground radiometric survey. A survey of radioactive minerals on the land surface.

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulage way for removal of ore.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Patented or Unpatented Mining Claims. In this Annual Report, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the United States government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on United States government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the United States government, one could be evicted.

Plug. A vertical pipe-like body of magma representing a volcanic vent similar to a dome.

Quartz Monzonite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional system of quartz veinlets.

RC holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

Rhyolite plug dome. A domal feature formed by the extrusion of viscous quartz-rich volcanic rocks.

Scintillometer survey. A survey of radioactive minerals using a scintillometer, a hand-held, highly accurate measuring device.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope(s), An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Volcanic center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Goldfields International Inc. (hereinafter referred to as the “Company,” “Goldfields,” "American Goldfields" or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

ITEM 1.     DESCRIPTION OF BUSINESS

Development of Business

Goldfields International Inc. (the “Company” or “we”), f/k/a American Goldfields Inc., is a natural resource exploration stage company engaged in the acquisition and exploration of properties for deposits of gold or silver. We were incorporated on December 21, 2001 under the laws of the State of Nevada. Since then, we have engaged primarily in the acquisition and exploration of mining interests in properties that may potentially have deposits of gold and silver. To date, we have not earned any revenues.

On various dates in 2004 and 2005, we entered into separate agreements with MinQuest Inc. (“MinQuest”) granting us an option to purchase 100% of MinQuest’s mining interests in six different properties located in various parts of the State of Nevada, which we plan to explore for the purpose of determining whether there are any commercially exploitable deposits of gold or silver. None of the properties presently has any known mineral deposits. The properties are undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the properties, and there is no power supply to the properties. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

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

On December 9, 2010, the Company chose to terminate the Gilman Property Option Agreement and the Cortez Property Option Agreement by giving MinQuest written notice to terminate.  In addition, the Company and its subsidiary acknowledged that the Hercules Property has been reverted back to MinQuest according to a final 30 day notice of default served by MinQuest due to a shortfall in option payments and exploration expenditures.  The Company and its subsidiary do not have any further rights, interests, or obligations in these properties.

On March 9, 2012, the Company and a majority of the Company’s stockholders authorized a name change and a 1:100 reverse stock split of our common stock. On May 7, 2012, the Company filed an Amendment to the Articles of Incorporation reflecting a name change to Goldfields International Inc. and the implementation to effect a one-for-one-hundred reverse stock split with all fractional shares being rounded up to the nearest whole share (the “Reverse Split”). The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on June 7, 2012. All share and per share amounts have been retrospectively restated to reflect the Reverse Split.

As a result of the reverse stock split, the number of shares of our common stock issued and outstanding was decreased from 34,876,932 shares from 347,770 shares.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in not receiving an adequate return on invested capital.

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

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case by case basis. In many instances, the cost can be prohibitive to develop. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to us at the present time in connection with compliance with environmental laws other than the reclamation bonding requirements of the Bureau of Land Management. However since we do anticipate engaging in natural resource exploration, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, a significant liability could severely impact our assets and resources.

Employees

We have no employees as of the date of this report. Our Officers and Directors provide planning and organizational services for us on a part-time consulting basis. Any other services required will be conducted largely through consultants and third parties.

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

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We will need to raise additional funds through public or private debt or equity sales in order to fund our operations and fulfill our contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. If we do not complete the required option payments and capital expenditure requirements mandated in any prospective agreements, we will lose our interest in that respective property and our business may fail.

If we do not make all of the property payments or incur the required expenditures in accordance with any prospective property option agreements, we will lose our option to purchase the respective property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Our payment obligations are non-refundable and if we do not make required payments, we will lose all amounts previously paid and all our rights to the prospective property.

3. Because our Directors serve as Directors and Officers of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our Directors and Officers may work for other mining and mineral exploration companies.  Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Directors' and Officers’ full-time employment with other entities limits the amount of time they can dedicate to us as a Director or Officer. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we contract several geologists in order to ensure that we are not overly reliant on any one of our Directors and Officers to provide us with geological services.  However, we cannot be certain that a conflict of interest will not arise in the future.  To date, there have not been any conflicts of interest between the Directors or Officers and the Company.

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

5. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We are in the initial stages of acquisition and exploration of mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. To date, we have been primarily involved in the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

6. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

7. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

8. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no mineral deposits will be found and this business will fail.

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

9. Because the search for viable natural resources is extremely risky no assurance can be made that we will obtain financing which will likely have a negative impact on our financial condition.

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

10. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

11. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

12. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

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

Risks Related To Legal Uncertainty and Regulations

13. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out exploration program.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.      DESCRIPTION OF PROPERTIES

We currently maintain our corporate office at 3077 E. Warm Springs Road Suite 300 Las Vegas, NV 89120. This rental is on a month-to-month basis.

PLOMOSA MOUNTAIN PROPERTY

Effective August 1, 2012, Goldfields International Inc. (the “Company”) executed a Property Option Agreement (the “Agreement”), with Horizon Exploration, a third party (the “Optionor”) granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Mountain Property ( the “ Property”), located in the Plomosa Mountain Range, La Paz County, Arizona. Simultaneous with the execution and delivery of the Agreement, the Company issued Thirty Five Million (35,000,000) Shares of its fully paid and non-assessable Restricted Common Stock and paid Fifteen Thousand Dollars ($15,000 USD) to the Optionor.

The Property consists of an aggregate of 31 unpatented Federal mineral claims located in the Plomosa Mountain Range, La Paz County, Arizona.

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

The Optionor retains a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Both the Company and Optionor have the right to assign, sell, mortgage or pledge their rights in the Agreement or on the property.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Arizona. The Company also has the right to terminate the Agreement by giving notice to Optionor.

Description and Location of the Plomosa Mountain Property

The 682 acre Plomosa Mountain Property (the “Property”) consists of 31 unpatented mining claims in the Plomosa Mountain range in the northwest area of the State of Arizona, located in the fairway tract of the world famous Walker Lane Gold Trend. The Walker Lane has historically produced over 50 million ounces of gold and 400 million ounces of silver.

The Property is easily accessed via Plomosa road which is paved with gravel inroads. The Property claims are located in sections 29, 30, 31, 32 of 6N, R17W G&SR B&M, in La Paz County, Arizona. This property lies in the historic Plomosa District, 11 miles northeast of the town of Quartzite, Arizona and approximately 150 miles southeast of Las Vegas, Nevada. This region's Lode and Placer gold has been heavily sought after since the 18th century, and based on historical records and data from former claim holders, the Company believes this property has the potential to host precious minerals.

The Company plans to utilize all historical work performed to date in the region and to conduct rock sampling and assaying, for the purpose of developing a detailed exploration program.

Colorado River Indian Reservation
BOUSE
72
95
Plomosa Property
Plomosa Rd
UTTING
Sunkist Trl
Sunkist Trl
VICKSBURG
72
60
Vicksburg Rd
BRENDA
Mohave Rd
QUARTZSITE
95
60
10
0
4 mi

The Plomosa Mountain Property location in Northwest Arizona.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Markets and the OTCBB under the trading symbol “GDFI”. In 2010, the new “OTC Markets” quotation tiers began replacing the former OTCBB. The OTC Markets launched the OTCQB marketplace to help investors easily identify SEC reporting companies and regulated banks that are current with their disclosure obligations. Issuers on the OTCQB must be fully reporting and current in their reporting obligations with the SEC. Although, the entire Over the Counter is regulated by the SEC and FINRA, the OTC Markets and the OTCBB are both now privately owned and merely serve as quotation mediums. The OTC Markets is more user friendly, factually up-to-date and accurate than the website for the OTCBB. Over the Counter quotes can be found at www.otcmarkets.com and the companies trading on the OTCQB have the exact same standards as the OTCBB. Through the progressive changes of the OTC Markets platform, the Company’s stock is now quoted on the OTC:QB, as well as the OTC:BB.

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
	Fourth Quarter	$0.34	$0.25
2013	Third Quarter	$0.61	$0.25
	Second Quarter	$2.25	$0.60
	First Quarter	$5.90	$1.00

	Fourth Quarter	$5.50	$0.65
2012	Third Quarter	$8.00	$3.50
	Second Quarter	$15.00	$4.50
	First Quarter	$13.00	$3.00

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 23, 2013, we had 58 (fifty-eight) registered holders of shares of common stock.

Warrants or Options.

Please refer to Note 7 under the caption “Stockholders’ Equity” for detailed information regarding outstanding warrants.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On February 22, 2012, the Company closed a private placement of 130,000 restricted common shares at $1.00 per share, for aggregate gross proceeds of $130,000 from one non-US investor pursuant to Regulation S of the Securities Act of 1933, as amended. The proceeds of the sale will be used as working capital.

On August 1, 2012, the Company closed a private placement of 24,500,000 restricted common shares at $0.001 per share, for aggregate gross proceeds of $24,500 from ten non-US investors pursuant to Regulation S of the Securities Act of 1933, as amended. The proceeds of the sale will be used as working capital.

On August 1, 2012 the Company issued 35,000,000 restricted common shares and $15,000 for a property option agreement with a third party granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Mountain Property. For further details refer to “Note 4: Mineral Property Interests”.

Subsequent to January 31, 2013 the Company closed private placements for a total of 750,000 units for an aggregate total offering price of $75,000, or $0.10 per unit. Each unit consists of one share of common stock of the Company and one Class A Warrant exercisable, beginning on the one year anniversary date of the placement, for one share of common stock for a period of four years and expiring in 2018. The proceeds of the sale will be used as working capital.

Dividend Policy

As of January 31, 2013, there had been no dividends declared on the Company’s common stock.  We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	11,158(1)	$180.19	1,000
Total	11,158	$180.19	1,000

(1) Such amount includes 500 common stock purchase options which are outstanding and exercisable pursuant to the 2004 Stock Option Plan.  It also includes 10,658 common stock purchase warrants. During the year, 4,036 warrants expired without being exercised

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the 2004 Stock Option Plan (the 2004 Plan) reserving 50,000 common shares for grant to employees, directors and consultants. As of January 31, 2013, there were a total of 49,000 options that had been granted under the plan. Of these,  500 remain outstanding and exercisable at a weighted average exercise price of $6.00 per option.  The following discussion describes material terms of grants made pursuant to the stock option plans:

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

Plan of Operations

Our business plan is to proceed with the acquisition and exploration of mineral properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had cash of $34,295 and working capital of  $(16,557) as of January 31, 2013.  On February 22 2012, the Company closed a private placement of 130,000 restricted common shares at $1.00 per share, for aggregate gross proceeds of $130,000. On August 1, 2012, the Company closed a private placement of 24,500,000 restricted common shares at $0.001 per share, for aggregate gross proceeds of $24,500 and issued 35,000,000 restricted common shares and $15,000 for a property option agreement with a third party granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Mountain Property. We shall require additional funding and we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Results of Operations for the Fiscal Year Ended January 31, 2013

We did not earn any revenues during the fiscal year ended January 31, 2013 or 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2013 we had a net loss of $133,378 compared to a net loss of $67,278 from the prior year, an increase of $66,100.  Our net loss increased due to acquisition of a mineral property totaling $50,000 consisting of a $15,000 cash payment and the issuance of 35,000,000 shares of common stock. Additionally, the increase in loss is due to an increase in general and administrative expenses of $16,166. General and administrative expenses were $83,393 and $67,227 for the years ended January 31, 2013 and January 31, 2012, respectively.  The increase is comprised of the following items. Administrative expenses increased $34,955 due to the Company entering into a Consulting Services Agreement with an unrelated third party for a comprehensive suite of services to the Company including administrative, accounting, bookkeeping and services associated with regulatory filings. The Company pays $5,000 per month in connection with these services.  The year ended January 31, 2013 was the first full year of this contract. Professional services decreased $11,014 due to a decrease in SEC filing requirements as the Company began utilizing the mineral company waiver for quarterly financial statement filing.  Director’s fees decreased $10,600 due to a severance package paid in the year ended January 31, 2012 and no comparable payments in the year ended January 31, 2013. Consulting fees increased $1,920 primarily due to a stock option grant issued to a consultant providing mineral exploration services. All other miscellaneous expenses increased a total of $905.

Liquidity and Capital Resources

We had cash of $34,295 and working capital of $(16,557) as of January 31, 2013. We anticipate that we will incur over the next twelve months:

•	$235,000 in connection with acquisition and exploration of mineral properties, which includes $20,000 for option payments and $100,000 for exploration payments due under the Plomosa Mountain Property , as well as $115,000 for additional acquisition and exploration.

•	$84,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended January 31, 2013 was $126,517 compared to $61,607 during the year ended January 31, 2012.  The increase in cash used in operations was due to the increase in the net loss.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

1.	Auditors’ Reports;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2013, including:

a.	Consolidated Balance Sheets as at January 31, 2013 and 2012;

b.	Consolidated Statements of Operations for the years ended January 31, 2013 and 2012 and for the period from inception on December 21, 2001 to January 31, 2013;

c.	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2013 and 2012 and for the period from inception on December 21, 2001 to January 31, 2013;

d.	Consolidated Statements of Cash Flows for the years ended January 31, 2013 and 2012 and for the period from inception on December 21, 2001 to January 31, 2013;

e.	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Goldfields International, Inc.

(Formerly American Goldfields, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Goldfields International, Inc. (formerly American Goldfields, Inc.) (an exploration stage company) as of January 31, 2013 and 2012, and the related statements of operations, and cash flows for the years ended January 31, 2013 and 2012, and the cumulative since December 21, 2001 (inception) to January 31, 2013, and the statement of stockholder’s equity since December 21, 2001 (inception) to January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldfields International, Inc. (formerly American Goldfields, Inc.) (an exploration stage company) as of January 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended January 31, 2013 and 2012 and the cumulative since December 21, 2001 (inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has no revenues, and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 25, 2013

Goldfields International Inc.

(formerly American Goldfields, Inc.).

(An exploration stage company)

Consolidated Balance Sheets

	January 31,
	2013	2012
ASSETS
Current assets
Cash	$34,295	$5,062
Prepaid expenses	15,000	-
Total current assets	49,295	5,062

Long-term assets
Reclamation Deposits	41,800	41,800

Total assets	$91,095	$46,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,100	$39,215
Loans payable	50,000	50,000
Accrued interest - loan payable	3,752	1,626
Total current liabilities	65,852	90,841

Stockholders' equity

Preferred stock, par value $0.001, 100,000,000 share authorized no shares issued or outstanding at January 31, 2013 and 2012	-	-
Common stock: par value $0.001, 600,000,000 shares authorized, 59,873,858 and 213,558 shares issued and outstanding at January 31, 2013 and 2012, respectively	59,874	214
Additional paid-in capital	4,171,590	4,028,650
Deficit accumulated during the exploration stage	(4,206,221)	(4,072,843)
Total stockholders’ equity	25,243	(43,979)

Total liabilities and stockholders’ equity	$91,095	$46,862

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(formerly American Goldfields, Inc.)

(An exploration stage company)

Consolidated Statement of Operations

			Inception
	Years Ended January 31,		December 21, 2001 to
	2013	2012	January 31, 2013
Revenue	-	-	-

Expenses
Mineral acquisition and exploration expenditures	$50,000	$-	$2,830,525
Office and Sundry	1,824	3,302	544,470
Rent	-	-	29,018
Professional fees	14,555	25,569	297,616
Administrative fees	60,000	25,045	85,045
Transfer agent fees	2,968	1,085	10,498
Amortization	-	-	18,000
Interest	2,126	1,626	4,822
Directors Fees	-	10,600	49,754
Consulting Fees	1,920	-	584,947
Total expenses	133,393	67,227	4,454,695

Loss from operations	(133,393)	(67,227)	(4,454,695)

Other income (expenses)
Foreign currency translation	15	(51)	(36)
Gain on disposal of mineral properties	-	-	236,745
Interest income	-	-	11,765
Total other income (expenses)	15	(51)	248,474

Net Loss for the period	$(133,378)	$(67,278)	$(4,206,221)

Loss per share of common stock basic and diluted	$(0.00)	$(0.32)

Weighted averages shares outstanding basic and diluted	30,091,870	213,558

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(formerly American Goldfields, Inc.)

(An exploration stage company)

Consolidated Statement of Stockholders’ Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficiency Accumulated During the Exploration Stage	Total Stockholders' (Deficit) Equity

Shares issued for cash on Incorporation at $0.001 per share	360,000	$360	$5,640	$-	$6,000
Shares issued for cash at $3.00 per share on January 31, 2002	179,232	179	89,392	-	89,571
Net loss for the period	-	-	-	(10,745)	(10,745)
Balance, January 31, 2002	539,232	539	95,032	(10,745)	84,826

Net loss for the year	-	-	-	(54,598)	(54,598)
Balance, January 31, 2003	539,232	539	95,032	(65,343)	30,228

Net loss for the year	-	-	-	(28,366)	(28,366)
Balance, January 31, 2004	539,232	539	95,032	(93,709)	1,862

Contributions by shareholders	-	-	4,543	-	4,543
Cancellation of common shares on March 31, 2004	(300,000)	(300)	300	-	-
Stock-based compensation	-	-	61,200	-	61,200
Exercise of common stock options	15,000	15	89,985	-	90,000
Private placement, common share issuances for cash at $2.50 per unit on November 4,2004	4,036	4	1,008,996	-	1,009,000
Net loss for the year	-	-	-	(325,261)	(325,261)
Balance, January 31, 2005	258,268	258	1,260,056	(418,970)	841,344

Exercise of common stock options	750	1	4,499	-	4,500
Stock-based compensation	-	-	1,302,400	-	1,302,400
Net loss for the year	-	-	-	(1,819,720)	(1,819,720)
Balance, January 31, 2006 carried forward	259,018	259	2,566,955	(2,238,690)	328,524

Cancellation of common stock on July 12, 2006	(30,000)	(30)	(29,970)	-	(30,000)
Cancellation of common stock on July 14, 2006	(30,000)	(30)	(29,970)	-	(30,000)
Exercise of common stock options	4,000	4	479,996	-	480,000
Stock-based compensation	-	-	195,600	-	195,600
Net loss for the year	-	-	-	(692,299)	(692,299)
Balance, January 31, 2007	203,018	203	3,182,611	(2,930,989)	251,825

Private placement, common share issuances for cash at $64 per unit on December 6, 2007	3,125	3	199,997	-	200,000
Exercise of common stock options	3,750	4	199,496	-	199,500
Stock-based compensation	-	-	187,800	-	187,800
Net loss for the year	-	-	-	(955,613)	(955,613)
Balance, January 31, 2008	209,893	210	3,769,904	(3,886,602)	(116,488)

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(formerly American Goldfields, Inc.)

(An exploration stage company)

Consolidated Statement of Stockholders’ Equity – continued

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficiency Accumulated During the Exploration Stage	Total Stockholders' (Deficit) Equity

Exercise of share purchase warrants in	3,125	3	218,747	-	218,750
February and March 2008
Net loss for the year	-	-	-	(32,507)	(32,507)
Balance, January 31, 2009	213,018	213	3,988,651	(3,919,109)	69,755

Net loss for the year	-	-	-	(75,126)	(75,126)
Balance, January 31, 2010	213,018	213	3,988,651	(3,994,235)	(5,371)

Exercise of share purchase warrants in March 2010	541	1	39,999	-	40,000
Net loss for the year	-	-	-	(11,330)	(11,330)
Balance, January 31, 2011	213,558	214	4,028,650	(4,005,565)	23,299

Net loss for the year	-	-	-	(67,278)	(67,278)
Balance, January 31, 2012	213,558	$214	$4,028,650	$(4,072,843)	$(43,979)

Private placement on 2/22/2012	130,000	130	129,870	-	130,000
Stock issued for severance payments	5,300	5	10,595	-	10,600
Private placement on August 1, 2012	24,500,000	24,500	-	-	24,500
Issuance of stock for property option agreement	35,000,000	35,000	-	-	35,000
Exercise of stock option	25,000	25	1,225	-	1,250
Stock-based compensation	-	-	1,250	-	1,250
Net loss for the year	-	-	-	(133,378)	(133,378)
Balance, January 31, 2013	59,873,858	$59,874	$4,171,590	$(4,206,221)	$25,243

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(formerly American Goldfields, Inc.)

(An exploration stage company)

Consolidated Statement of Cash Flows

			Inception
	Years Ended January 31,		December 21, 2001 to
	2013	2012	January 31, 2013

Cash flows from operating activities
Net loss for the period	$(133,378)	$(67,278)	$(4,206,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,250	-	1,730,250
Shares issued for property acquisition	35,000		35,000
Amortization of web-site development costs	-	-	18,000
Changes in operating assets and liabilities:
Change in prepaid assets	(15,000)		(15,000)
Change in accounts payable and accrued liabilities	(16,515)	4,045	27,243
Change in accrued interest	2,126	1,626	3,752
Net cash flows from operating activities	(126,517)	(61,607)	(2,406,976)

Cash flows from financing activities
Proceeds from note payable	-	50,000	50,000
Issue of common stock	154,500	-	1,459,071
Proceeds from the exercise of warrants	-	-	258,750
Proceeds from the exercise of common stock options	1,250	-	775,250
Redemption of common shares	-	-	(60,000)
Net cash flows from operating activities	155,750	50,000	2,483,071

Cash flows from investing activities
Reclamation deposit	-	-	(41,800)
Net cash flows from investing activities	-	-	(41,800)

Increase (decrease) in cash	29,233	(11,607)	34,295
Cash, beginning of period	5,062	16,669	-

Cash, end of period	34,295	5,062	34,295

Noncash investing and financing activities:
Stock issued for severance payments	$10,600	$-	$10,600

Interest and income taxes paid:	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(formerly f/k/a, American Goldfields Inc.)

(An exploration stage company)

Notes to the Consolidated Financial Statements

January 31, 2013

Note 1.  Organization and Nature of the Business

Goldfields International Inc. (formerly, American Goldfields Inc.) (the “Company” or “we”) together with its wholly-owned subsidiary Goldmin Exploration Inc. (“Goldmin”), are a natural resource exploration stage company engaged in the acquisition and exploration of properties for deposits of gold or silver. We were incorporated on December 21, 2001 under the laws of the State of Nevada. Since then, we have engaged primarily in the acquisition and exploration of mining interests in properties that may potentially have deposits of gold and silver. To date, we have not earned any revenues.

Goldmin was incorporated in the State of Nevada on March 10, 2010 and has no assets or liabilities.

On March 9, 2012, the Company and a majority of the Company’s stockholders authorized a name change and a 1:100 reverse stock split of our common stock. On May 7, 2012, the Company filed an Amendment to the Articles of Incorporation reflecting a name change to Goldfields International Inc. and the implementation to effect a one-for-one-hundred reverse stock split with all fractional shares being rounded up to the nearest whole share (the “Reverse Split”). The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on June 7, 2012. All share and per share amounts have been retrospectively restated to reflect the Reverse Split.

Note 2.  Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,206,221 for the period from December 21, 2001 (inception) to January 31, 2013, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3.  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Collectively, they are referred to herein as “the Company”.  Inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, and accounts payable approximate their fair values based on their short-term nature. The recorded values of loans approximate fair value as interest approximates market rates.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.  Environmental costs amounted to $0 and $0 at January 31, 2013 and 2012, respectively.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method.  Asset retirement obligations amounted to $0 and $0 at January 31, 2013 and 2012, respectively.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended January 31, 2013.

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

At January 31, 2013 and 2012, potential common shares of 11,158 and 15,194, respectively, related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

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

Note 4.  Mineral Property Interest

Effective August 1, 2012, the Company executed a Property Option Agreement (the “Agreement”), with a Nevada company (the “Optionor”) granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Property located in the Plomosa Mountain Range, La Paz County, Arizona (the “Property”), subject to royalty payments. Simultaneous with the execution and delivery of the Agreement, the Company issued thirty five million (35,000,000) shares of its fully paid and non-assessable restricted common stock and paid fifteen thousand dollars ($15,000 USD).

The Property consists of an aggregate of 31 unpatented Federal mineral claims located in the Plomosa Mountain Range, La Paz County, Arizona.

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

The Optionor retains a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

Note 6.  Loans Payable

On April 8, 2011, the Company entered into a $20,000 loan agreement with an unrelated party to provide working capital.  The loan bears interest at the United States Prime Rate plus 1%.  The Company may repay the entire loan including the outstanding interest at anytime by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. On May 9, 2011, the Company entered into a second loan agreement with this same party for $30,000.  The loan bears the same terms and conditions as the loan agreement dated April 8, 2011.

During the years ended January 31, 2013 and 2012, the company recorded interest expense totaling $2,126 and $1,626 respectively, in its Consolidated Statement of Operations related to these loans payable.

Note 7.  Shareholders’ Equity

The Company’s  authorized capital consists of 600,000,000 shares of common stock, par value of $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share.

On February 9, 2012, the Company issued 5,300 restricted common shares to a former officer of the Company as severance.

On February 22, 2012, the Company closed a private placement of 130,000 restricted common shares at $1.00 per share, for aggregate gross proceeds of $130,000 from one non-US investor pursuant to Regulation S of the Securities Act of 1933, as amended.

On August 1, 2012, the Company closed a private placement of 24,500,000 restricted common shares at $0.001 per share, for aggregate gross proceeds of $24,500 from ten non-US investors pursuant to Regulation S of the Securities Act of 1933, as amended.

On August 1, 2012, the Company issued 35,000,000 shares of restricted stock to a Nevada company in exchange for an unrestricted interest in the Plomosa Mountain property. For further details refer to “Note 4: Mineral Property Interests”.

Stock Options

The Company’s Board of Directors adopted the Goldfields International Inc.’s 2004 Stock Option Plan (the “2004 Plan”) which reserved 50,000 common shares for grant to employees, directors and consultants.  As of January 31, 2013, there were 1,000 shares available for grant.  In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

The following table summarizes stock option activity for each of the years ended January 31, 2013 and 2012 under the 2004 Plan:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(years)	Value
Balance, January 31, 2011	7,500	$6.00
Options granted	-
Options exercised	-
Options canceled	(7,000)	$114.29
Balance, January 31, 2012	500	$6.00
Options granted	25,000	$0.05
Options exercised	(25,000)	$0.05		$5,000
Options canceled	-
Balance, January 31, 2013	500	$6.00
Exercisable at January 31, 2013	500		1.17	$-

The Company estimated the fair value of options granted under the stock option plan considering recent trading transaction due to the thin trading of its stock.

Stock-based compensation expense is included on the Consolidated Statements of Operations based upon job functions of the participant receiving the grants.  Compensation expense related to the Company’s stock-based compensation plans for the years ended January 31, 2013 and 2012 was $1,250 recognized as consulting expenses and nil, respectively.

All stock options currently outstanding are fully vested so there is no unrecognized compensation expense as of January 31, 2013.

It is not the Company’s practice to repurchase shares in the open market.

Warrants

The following table lists the common share warrants outstanding as January 31, 2013.  Each warrant is exchangeable for one common share.

		Exercise	Exercise
Class	Quantity	Price	Period

B	2,586	$74.00	February 6, 2008 to February 6, 2013
B	4,036	$200.00	May 4, 2006 to May 4, 2013
C	4,036	$250.00	November 4, 2006 to November 4, 2013
	10,658

Note 8.  Related Party Transactions

Effective August 1, 2012 the Company executed a Property Option Agreement (the “Agreement”), with Horizon Exploration Inc. (the Optionor”), a related party by beneficial owner holding more than 5% of the Company’s voting securities, granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Mountain Property located in La Paz County Arizona, subject to Royalty payments, in exchange for 35,000,000 common shares of the Company’s stock and $15,000 cash.

Note 9.  Income Taxes

Deferred tax assets of the Company are as follows:

	2013	2012
Loss carry-forwards	$1,334,000	$1,284,000
Less: Valuation allowance	(1,334,000)	(1,284,000)
Deferred tax asset recognized	$-	$-

The Company changed its prior year Net Operating Loss (“ NOL”) calculation which then changed the reported deferred tax asset. The change was due to a correction in allowable deductions for stock option compensation expense upon grant and exercise of stock options. The correction had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity or Consolidated Statement of Cash Flows as the Company fully reserves its estimated benefit from future NOL carryforwards.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2012 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:

	2013	2012
Computed “expected” tax benefit	$45,349	$22,875
Permanent differences	4,651	(3,875)
Change in Valuation Allowance	(50,000)	(19,000)
Income tax provision	$-	$-

As at January 31, 2013, the Company has net operating loss carry-forwards of approximately $3,923,713 (2012 - $3,775,750), which expire between 2022 and 2032.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2009. The tax years 2009 through 2012 remain open to examination by federal agencies and other jurisdictions in which it operates.

Note 10.  Subsequent Events

In preparing these consolidated financial statements, management has evaluated information about subsequent events that became available to them through the date the consolidated financial statements were issued.  This information relates to events, transactions or changes in circumstances that would require them to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.  The Company has noted the following events for disclosure.

•	On February 19, 2013, the Company’s Board of Directors appointed Dr. Thomas Robyn as a member of the Board of Directors.

•	March 1, 2013, the Company completed the registration of it’s 2013 Stock Option Plan (the "2013 Plan"), in order to provide to officers, directors, consultants and advisors of the Company added incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. It is intended to accomplish this by providing for the grant of "Incentive Stock Options" and "Nonqualified Stock Options" to qualified eligible individuals.

The total number of shares reserved and available for grant pursuant to the 2013 Plan is 8,900,000 shares. Shares subject to awards that are cancelled, forfeited, settled in cash or that expire by their terms will again be available for grant and issuance in connection with other awards. At all times the Company will reserve and keep available a sufficient number of Shares as will be required to satisfy the requirements of all awards granted and outstanding under this Plan.

The 2013 Plan shall be administered by the Option Committee. All actions taken by the Option Committee shall be submitted to the Board of Directors for ratification and approval. If there is no Option Committee, the Board of Directors shall act in lieu thereof.

Option grants shall be made at fair market value per share on the date of grant. air market value shall be determined on the following basis: (i) if the Shares are not traded on a securities exchange and are not quoted on the National Association of Securities Dealers, Inc.'s Automated Quotation System ("NASDAQ"), but are quoted on the Over The Counter Electronic Bulletin Board, "Fair Market Value per Share" shall be the mean between the average daily bid and average daily asked prices of the Shares on the applicable date, as published on such bulletin board; (ii) if the Shares are not traded on a securities exchange and are quoted on NASDAQ, "Fair Market Value per Share" shall be the closing transaction price of the Shares on the applicable date, as reported on NASDAQ; (iii) if the Shares are traded on a securities exchange, "Fair Market Value per Share" shall be the daily closing price of the Shares, on such securities exchange as of the applicable date; or (iv) if the Shares are traded other than as described in (i), (ii) or (iii) above, or if the Shares are not publicly traded, "Fair Market Value per Share" shall be the value determined by the Option Committee in good faith based upon the fair market value as determined by completely independent and well qualified experts.

•	Subsequent to the year end the Company closed private placements for a total of 750,000 units for an aggregate total offering price of $75,000, or $0.10 per unit.. Each unit consists of one share of common stock of the Company and one Class A Warrant exercisable, beginning on the one year anniversary date of the placement, for one share of common stock for a period of four years and expiring in 2018.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of January 31, 2013, the Company’s internal control over financial reporting was effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of January 31, 2013.

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

Changes in Internal Controls over Financial Reporting

ITEM 9B.      OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the Company’s Executive Officers and Directors as of April 23, 2013.

Name	Position	Age	Date of First Election Or Appointment

Richard Kehmeier(1)	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	64	August 1, 2009
Jared Beebe	Director	62	September 15, 2006
Thomas Robyn(2)	Director	72	February 19, 2013

(1)	On August 01, 2009, Mr. Richard Kehmeier joined the Company’s Board of Directors and on November 30, 2010 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer.
(2)	On February 19, 2013, Mr. Thomas Robyn joined the Company’s Board of Directors.

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

Jared Beebe is an experienced geologist with an extensive background in mineral exploration.   In his nearly 20 years of working in the mining industry, he has worked for a variety of exploration companies in Canada and the United States.  He is currently an independent consulting Project Manager.  He previously worked for Soho Resources from 2007 to 2008, for Globex Mining in 2006, for Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems.  Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981.  He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists. Mr. Beebe is currently a Director of Patriot Gold Corp.

Thomas L. Robyn earned his BA in Geology from Western Michigan University (1972) and his Ph.D., Geology (1977) from the University of Oregon with a major in Igneous Petrology/Volcanology. He began his career with Anaconda Minerals Company and has held top-level positions with several junior companies. He has planned and supervised exploration projects in such countries as Australia, Ecuador, Greenland, Norway, Liberia, Equatorial Guinea, Guyana and Suriname, as well as several U.S. States.

As President & CEO and Director of Yorbeau Resources, he designed and implemented an exploration program that resulted in discovery of two Late Archean gold deposits along the Cadillac-Larder Lake Break in the Abitibi region of Quebec.

As Executive Chairman of Dia Bras Exploration (now Sierra Metals), he conceived and supervised pilot mining programs for a Cu-Zn skarn deposit (Bolivar) and a low-sulfidation epithermal silver deposit (Cusi) in Chihuahua State, Mexico. The Bolivar mine is now in commercial production at 1,100 tpd and the Cusi mine is in advanced development.

Dr. Robyn is currently Senior Vice President, Exploration, Sierra Metals (Toronto) and a Director of Yorbeau Resources (Montreal).

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, if required by Nevada law, or until removed from office in accordance with our bylaws.  Our Officers are appointed by our Board of Directors and holds office until removed by the board.

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

We are not aware of any instances in fiscal year 2013 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation.

Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.   We had no other officers during the fiscal year ended January 31, 2013.

We have no employment agreements with any of our directors or our sole executive officer.  We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

There was no compensation paid or earned during the fiscal years ended January 31, 2013, 2012 and 2011 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2013, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2013 and whose total compensation during the fiscal year ended January 31, 2013 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2013 and whose total compensation during the fiscal year ended January 31, 2013 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

Outstanding Equity Awards

None of our Directors or Executive Officers hold unexercised options or stock that has not vested, or equity incentive plan awards.

Compensation of Directors

The Company has entered into Service Agreements with Mr. Kehmeier and Mr. Beebe to  receive USD $500 per month for serving as Directors of the Company.   Mr. Kehmeier and Mr. Beebe  agreed to suspend their director’s fees in order to conserve working capital.  For the fiscal period ending January 31, 2013, there was $Nil paid to Mr. Kehmeier and $Nil to Mr. Beebe.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 23, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 60,623,858 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Horizon Exploration Inc.(1)	Common	35,000,000	57.73%
Richard Kehmeier(2)	NA	0	0
Jared Beebe(3)	NA	0	0
Thomas Robyn(4)	NA	0	0
All directors and executive officers as a group	NA	0	0

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(1)	Horizon Exploration claims sole voting and dispositive power with respect to 35,000,000 shares of the Company’s common shares as of April 23, 2013.
(2)	Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.
(3)	Jared Beebe has been serving as a Director since September 15, 2006.
(4)	Thomas Robyn has been serving as a Director since February 19, 2013.

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

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is the Company’s Principal Accountant. Their fees billed to the Company for the fiscal years ending January 31, 2013 and 2012 are set forth below:

	Fiscal year ending January 31, 2013	Fiscal year ending January 31, 2012
Audit Fees	$12,000	$22,561
Audit Related Fees	2,755	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

PART IV

ITEM 15.      EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

10.5	Stock Option Agreement, dated July 12, 2006, between the Company and Richard Kern	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006

14.1	Consent of Robison Hill	Attached Hereto

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto

32.1	Section 1350 Certifications	Attached Hereto

101.INS	XBRL Instance Document.	Attached Hereto

101.SCH	XBRL Taxonomy Extension Schema Document	Attached Hereto

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached Hereto

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached Hereto

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached Hereto

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDFIELDS INTERNATIONAL INC.

Dated: April 23, 2013	By: /s/ Richard Kehmeier
Name: Richard Kehmeier
Title: President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Richard Kehmeier	President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director	April 23, 2013
Richard Kehmeier

/s/ Jared Beebe	Director	April 23, 2013
Jared Beebe

/s/ Thomas Robyn	Director	April 23, 2013
Thomas Robyn

