Form 10-Q
period 2013-04-30
GOLDFIELDS INTERNATIONAL INC
filed 2013-05-20
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,623,858 shares of common stock issued and outstanding as of May 13, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1

PART II – OTHER INFORMATION		1

Item 1.	Legal Proceedings	1

Item 1A.	Risk Factors	1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3.	Defaults Upon Senior Securities	1

Item 4.	Mine Safety Disclosures	1

Item 5.	Other Information	1

Item 6.	Exhibits	1

SIGNATURE		2

PART I

 FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending April 30, 2013 for the following reasons:

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

(1)           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending April 30, 2013 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2013 GOLDFIELDS INTERNATIONAL INC. By: /s/ Richard Kehmeier Richard Kehmeier President, Chief Executive Officer