Form 10-Q
period 2013-07-31
GOLDFIELDS INTERNATIONAL INC
filed 2013-08-09
CIK 1167886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-49996

GOLDFIELDS INTERNATIONAL INC.
 (Exact name of registrant as specified in its charter)

8022 S. Rainbow Blvd., Suite 417
Las Vegas, NV 89139
 (Address of principal executive offices)

(800) 315-6551
(Registrant's telephone number, including area code)

3077 E. Warm Springs Road, Suite 300
Las Vegas, Nevada, USA  89120
(Former Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,623,858 shares of common stock issued and outstanding as of July 31, 2013.

PART I

 FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), Goldfields International Inc. (the "Company" or "Registrant") is not required to file Part I - Financial Information for the period ending July 31, 2013 for the following reasons:

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

Item 5. Other Information; Change of Corporate Address and Phone Number

Effective August 6, 2013, the Company has changed the location of its principal executive corporate office and telephone number.

The new address is:

8022 S. Rainbow Blvd., Suite 417
Las Vegas, NV 89139

The new telephone number is:

702-749-4343

ITEM 6. EXHIBITS

Exhibit

No.	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Section 1350 Certification(1)

(1)           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending July 31, 2013 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2013 GOLDFIELDS INTERNATIONAL INC. By: /s/ Richard Kehmeier Richard Kehmeier President, Chief Executive Officer