Form 10-K/A
period 2013-01-31
GOLDFIELDS INTERNATIONAL INC
filed 2013-10-16
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (the "Form 10-K") is to amend the Business and Properties sections, as well as to include Exhibit 10.6 which was inadvertently omitted.  Updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 32.1.

No other changes have been made to the Form 10-K.

This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

Glossary of Mining Terms

Adit(s). Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

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

Core holes . A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

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

Level(s). Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulage way for removal of ore.

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

Quartz Monzonite . A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

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

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope(s). An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Volcanic center. Origin of major volcanic activity

Volcanoclastic . Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Goldfields International Inc. (hereinafter referred to as the “Company,” “Goldfields,” "American Goldfields" or “we”) and other matters. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report or in documents incorporated by reference in this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Compliance with Government Regulation and Regulatory Matters

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States. The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations, below we identify some key regulations which have application to exploration or mining activities.

Mine Safety and Health

Our goal is to achieve industry leading mine safety and health performance by following the applicable mine safety and health regulations. In addition, the Mine Safety and Health Administration ("MSHA") has issued numerous new policies and regulations which include, but are not limited to, emergency notification and response plans, increased fines for violations and additional training and mine rescue coverage requirements. Collectively, federal and state safety and health regulation in the mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety governing any segment of U.S. industry.

Mining Control and Reclamation Regulations

The Surface Mining Control and Reclamation Act of 1977 ("SMCRA") is administered by the Office of Surface Mining Reclamation and Enforcement ("OSM") and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining, as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Although state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we expect to have active future mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for prospecting including mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control and treatment and re-vegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We will develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. Our mine and reclamation plans incorporate the provisions of SMCRA, state programs and complementary environmental programs which impact mining. Also included in the permit application are documents defining ownership and agreements pertaining to minerals, oil and gas, water rights, rights of way and surface land and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on, and otherwise engage in, the permitting process including public hearings and intervention by the courts.

Surface Disturbance

All mining activities governed by the BLM require reasonable reclamation. The lowest level of mining activity, "casual use," is designed for the miner or weekend prospector who creates only negligible surface disturbance (for example, activities that do not involve the use of earth-moving equipment or explosives may be considered casual use). These activities would not require either a notice of intent to operate or a plan of operation. For further information regarding surface management terms, please refer to 43 CFR Chapter II Subchapter C, Subpart 3809.

The second level of activity, where surface disturbance is 5 acres or less per year, requires a notice advising BLM of the anticipated work 15 days prior to commencement. This notice must be filed with the appropriate field office. No approval is needed although bonding is required. State agencies must be notified to ensure all requirements are met.

For operations involving more than 5 acres total surface disturbance on lands subject to 43 CFR 3809, a detailed plan of operation must be filed with the appropriate BLM field office. Bonding is required to ensure proper reclamation. An Environmental Assessment (EA) is to be prepared for all plans of operation to determine if an Environmental Impact Statement is required. A National Environmental Policy Act review is not required for casual use or notice level operations unless those operations involve occupancy as defined by 43 CFR 3715. Most occupancies at the casual use and notice level in Arizona are covered by a programmatic EA.

An activity permit is required when use of equipment is utilized for the purpose of land stripping, earthmoving, blasting (except blasting associated with an individual source permit issued for mining), trenching or road construction.

Future legislation and regulations are expected to become increasingly restrictive and there may be more rigorous enforcement of existing and future laws and regulations and we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our future operations.

Trespassing

The BLM will prevent abuse of public lands while recognizing valid rights and uses under the mining laws. The BLM will take appropriate action to eliminate invalid uses, including unauthorized residential occupancy. Interior Board of Land Appeals (IBLA) has found that a claim may be declared void by BLM when it has been located and held for purposes other than the mining of minerals. The issuance of a notice of trespass may occur if an unpatented claim/site is:

(1)           used for a home site, place of business, or for other purposes not reasonably related to mining ormilling activities;

(2)           used for the mining and sale of leasable minerals or mineral materials, such as sand, gravel andcertain types of building stone; or

(3)           located on lands that for any reason have been withdrawn from location after the effectivedate of the withdrawal.

Trespass actions are taken by the BLM Field Office.

Environmental Laws

We may become subject to various federal and state environmental laws and regulations that will impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition.

In addition, environmental laws and regulations, particularly relating to air emissions, can reduce our profitability.

Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of recent court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations.  These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments, increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements.  As a result we may be subject to compliance orders and private party litigation seeking fines, penalties or changes to our operations.

Clean Water Act requirements that may affect our operations include the following:

Section 404

Section 404 of the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers (“ACOE”) permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities.

Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or "general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, however an individual permit can be issued for ten years (and may be extended thereafter upon application).

The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21) or individual permits, has been the subject of many recent court cases and increased regulatory oversight.  The results may materially increase our permitting and operating costs, permitting delays, suspension of current operations and/or prevention of opening new mines.

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

ITEM 2.      PROPERTIES

We currently maintain our corporate office at 3077 E. Warm Springs Road Suite 300 Las Vegas, NV 89120. This rental is on a month-to-month basis.

PLOMOSA MOUNTAIN PROPERTY

Effective August 1, 2012, Goldfields International Inc. (the “Company”) executed a Property Option Agreement (the “Agreement”), with Horizon Exploration, a third party (the “Optionor”) granting the Company the exclusive option to an undivided right, title and interest in the Plomosa Mountain Property (the "Property"). Simultaneous with the execution and delivery of the Agreement, the Company issued Thirty Five Million (35,000,000) Shares of its fully paid and non-assessable Restricted Common Stock and paid Fifteen Thousand Dollars ($15,000 USD) to the Optionor.

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

Since our payment obligations are non-refundable, if we do not make all required payments, we will lose all payments made and our rights to the properties. Pursuant to the Agreement, the Optionor will keep the Property in good standing, free and clear of all liens and encumbrances during the Option period, subject to the Company performing its obligations. Required annual maintenance and filing fees include $140 per claim to be paid to the BLM and recording fees of approximately $15 per claim to be paid to the respective county. If all said payments are made, then we will acquire a 100% right, title and interest in the Property in perpetuity providing property maintenance fees are kept current, subject to a 3% net smelter royalty payable to the Optionor based on aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

 Both the Company and Optionor have the right to assign, sell, mortgage or pledge their rights in the Agreement or on the property.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach within Thirty (30) days of written notification by Optionor. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Arizona. The Company also has the right to terminate the Agreement by giving notice to Optionor.

Description and Location of the Plomosa Mountain Property

The Plomosa Mountain Property location in Northwest Arizona.

The Property consists of 31 unpatented mining claims and approximately 635 acres in the Plomosa mountain range, part of the historic Plomosa District and located in the fairway tract of the world famous Walker Lane Gold Trend.  The Walker Lane has historically produced over 50 million ounces of gold and 400 million ounces of silver. The Property is in southwest Arizona situated 14 miles northeast of the town of Quartzite, Arizona in LaPaz County and approximately 170 miles southeast of Las Vegas, Nevada. The Property claims are located in sections 29, 30, 31, 32 of 6N, R17W G&SR B&M, La Paz County, Arizona. This region's Lode and Placer gold has been heavily sought after since the 18th century, and based on historical records and data from former claim holders, the Company believes this property has the potential to host precious minerals. The Company is focused on the exploration and potential discovery of a copper-gold vein system in the form of copper-gold bearing quartz-hematite-sulfide stockwork veining. The Property claims are held as unpatented federal  land claims administered under the Department of Interior, BLM and Department of Agriculture, Forest Service (“USFS”) under the Federal Land Policy and Management Act of 1976. In order to acquire an unpatented mineral claim the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim.

The Property surface estate and mineral rights are federally owned and subject to BLM regulations.  None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by BLM.

Mr. Beebe, director and of the Company and experienced professional geologist with an extensive background in mineral exploration, has travelled and physically examined the Plomosa Property (the “Property”) for a week in mid July of 2011. The purpose of Mr. Beebe’s visit was to assess the geologic attributes of the Property and to vet its potential as a viable exploration project for the Company prior to the Company entering into the Property Option Agreement with Horizon Exploration, Inc. Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981. He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists.
The Company plans to utilize all historical work performed to date in the region and to conduct rock sampling and assaying, for the purpose of developing a detailed exploration program. List of unpatented claims located in Sections 29, 30, 31, 32 of 6N, RI7W G&SR B&M, La Paz County, Arizona.

The table below lists the Plomosa Mountain Property claims.

CLAIM NAME	CLAIMANT'S NAME	AMC NUMBER

PLO 01
PLO 02
PLO 03
PLO 04
PLO 05
PLO 06
PLO 07
PLO 08
PLO 09
PLO 10
PLO 11
PLO I2
PLO 13
PLO 14
PLO 15
PLO I6
PLO I7
PLO I8
PLO 19
PLO 20
PLO 2I
PLO 22
PLO 23
PLO 24
PLO 25
PLO 26
PLO 27
PLO 29
PLO 3I
PLO 33
PLO 35

Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.
Horizon Exploration Inc.

4II304
411305
4I1306
4I1307
411308
4II309
411310
4I1311
4II3I2
41I3I3
411314
4II3I5
41I316
4II3I7
4II3I8
4II3I9
411320
41I321
4II322
41I323
411324
4I1325
4II326
4II327
4I1328
411329
411330
411332
41I334
41I336
411338

The Property claims were recorded on October 12, 2011, and require annual maintenance fees on or before September 1 of each year to prevent expiration.  The claims may continue in perpetuity.

Plomosa Mountain Property Claim Map

1234
1308
1216
PLOMOSA
1 3 5 7 9 11 13 15
Prospect
Mine
30
29
2 4 6 8 10 12 14 16
1296
Prospects
17 19 24 25
20 26 27
1370
1319
1272
Mine
21
Prospects
18 22
Prospects
23
Adits
Prospect
29 31 33 35
1638
31
32

Geology of the Plomosa Mountain Property

The Property is part of the Plomosa Mining District and is located within the Basin and Range Geomorphologic Province, which comprises the southwestern third of the State of Arizona. The region is characterized by linear mountain ranges separated by down thrown, alluvium-filled basins. In southern Arizona, a "belt" of Precambrian metamorphic rocks (“core complex") ranges forms a transition zone between the younger, predominantly volcanic desert mountains of the south and the folded and faulted highlands of central Arizona. The Plomosa Mountains rise up just west of the Bouse Hills to the north and extend for tens of miles southward. The Plomosa Mountains form the eastern wall of the La Posa Plain and the western front-range to the Ranegras Plains for nearly its entire length. The northern half of the Plomosa Mountains is predominantly composed of Mesozoic sandstone, shale, conglomerate and limestone. Slightly younger Cretaceous to early-Tertiary sediments crop out along the northernmost point of the range and small outcrops of ancient Precambrian gneiss also occur in the area. Mesozoic-age intrusive rocks, chiefly granites, intrude the pre-Tertiary rocks and is believed to be the source for much of the gold in the Plomosa Mountains. Mid to late Tertiary volcanic rocks, predominately basalt and andesitic-basalt, cap many of the ranges in western Arizona including parts of the Plomosa Mountains and locally specific Guadeloupe Mountain. Much of the volcanics have been eroded and expose the underlying pre-Tertiary rocks.

The alluvial gravels on the Property consist of schist, granite, and volcanic material that were derived from the Plomosa Mountains. The schist exposures in the Plomosa Mountains contain gold-bearing quartz veins and stringers that were a significant source of the placer gold deposits in the alluvial gravels. There are at least three prospective outcrops of exposed quartz veining identified on the Property similar to those exposures that host gold mines in the region, as well as two historical mine workings, one shaft and one audit, with significant underground workings. The audit is an approx. 6’ x 6’ cavern and the shaft is an approx. 8’ x 8’ cavern with historic supporting timbers. Both have evidence of mineralization throughout the walls of the workings as well as the tailings. There are also two historical barite prospects on the Property, although more analysis is needed to determine the grade and its economic potential. These occurrences are geologically important because they are the host rocks of numerous prolific vein-controlled gold mines in Plomosa Mountains.

Past Exploration

The region's lode and placer gold has been heavily sought after since the 18th century. The Walker Lane has historically produced over 50 million ounces of gold and 400 million ounces of silver.  The famous Copperstone mine is located 12 miles west of the Property at the northern tip of the Dome Rock Mountain chain. To this day, Copperstone lays claim to the largest gold discovery in Arizona in recent history. The Mudersbach Mine Camp, located 1 mile south of the Property was a former surface and underground Cu-Fe-Ag-Au- mine previously owned by the Excelsior Gold & Copper Co. This mine was worked intermittently from the early 1900's through 1930. It produced some 700 tons of ore averaging about 4.4% Cu, 0.67 oz. Ag/T, and 0.03 oz. Au/T.

Just 7 miles to the north of the Property is the Little Butte gold project formerly owned by Homestake Mines in the late 1980’s and subsequently acquired by Barrick Gold. Homestake drilled over 50 holes averaging 400 ft per hole over a 4 year period with significant mineralization reported.

Planned Exploration

The Property is currently without known reserves. The Company is in the process of developing an exploration plan, targeting copper-gold associated with copper-gold bearing quartz-hematite-sulfide stockwork veining and potassic alteration.  The anticipated cost of the exploration plan has not yet been determined.

The Property is easily accessed via Plomosa road which is paved with gravel inroads. If the Company was to discover economic mineralization, power needed for exploration and mining activities would be from diesel powered generators. Water is not potable, but plentiful for drilling, mining and milling purposes.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities .

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	11,158 (1)	$180.19	1,000
Total	11,158	$180.19	1,000

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

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Factors that May Affect Future Results” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Goldfields International Inc.
( formerly f/k/a, American Goldfields Inc.)
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

Note 5.  Reclamation Deposits

The Company has been granted exploration permits from the State of Nevada for several of its properties.  As part of the application process, the Company is required to pay refundable deposits to the State as surety for the estimated reclamation costs associated with planned exploration programs.  Upon completion of required reclamation the Company will receive a refund of the deposit.  The BLM has released the Nevada properties bond and the required application has been submitted for the return of the funds. As of January 31, 2013, the money has not been received.

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

The percentages below are calculated based on 60,623,858 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Horizon Exploration Inc. (1)	Common	35,000,000	57.73%
Richard Kehmeier (2)	NA	0	0
Jared Beebe (3)	NA	0	0
Thomas Robyn (4)	NA	0	0
All directors and executive officers as a group	NA	0	0

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(1)	Horizon Exploration claims sole voting and dispositive power with respect to 35,000,000 shares of the Company’s common shares as of April 23, 2013.

(2)	Mr. Richard Kehmeier has been serving as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010.

(3)	Jared Beebe has been serving as a Director since September 15, 2006.

(4)	Thomas Robyn has been serving as a Director since February 19, 2013.

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

10.5	Stock Option Agreement, dated July 12, 2006, between the Company and Richard Kern	Previously filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2006

10.6	Property Option Agreement dated August 1, 2012, by and between the Company and Horizon Exploration, Inc.	Attached Hereto

14.1	Consent of Robison Hill	Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2013.

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto

32.1	Section 1350 Certifications	Attached Hereto

101.INS	XBRL Instance Document.	Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2013.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2013.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2013.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2013.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2013.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed with the Company's Annual Report on Form 10-K filed with the SEC on April 25, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDFIELDS INTERNATIONAL INC.

Dated: October 15, 2013	By: /s/ Richard Kehmeier
Name: Richard Kehmeier
Title: President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Richard Kehmeier	President, Chief Executive and Operating Officer, Treasurer, Secretary, and Director	October 15, 2013
Richard Kehmeier

/s/ Jared Beebe	Director	October 15, 2013
Jared Beebe

/s/ Thomas Robyn	Director	October 15, 2013
Thomas Robyn