Form 10-K
period 2013-12-31
GOLDFIELDS INTERNATIONAL INC
filed 2014-04-30
CIK 1167886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

Commission file number: 0--49996

GOLDFIELDS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	71-0867612
(State of incorporation)	(I.R.S. Employer Identification No.)

8022 S. Rainbow Blvd., Suite 417

Las Vegas NV 89139

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of July 31, 2013 was approximately $2,562,385.

The number of shares of the issuer’s common stock issued and outstanding as of April 4, 2014 was 60,623,858 shares.

Documents Incorporated By Reference:  None

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

Magnetic lows An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

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

Plug. A vertical pipelike body of magma representing a volcanic vent similar to a dome.

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

ITEM 1.     BUSINESS

Development of Business

Goldfields International Inc. (the “Company” or “we”), formerly American Goldfields Inc., is a natural resource exploration stage company engaged in the acquisition and exploration of properties for deposits of gold or silver. We were incorporated on December 21, 2001 under the laws of the State of Nevada. Since then, we have engaged primarily in the acquisition and exploration of mining interests in properties that may potentially have deposits of gold and silver. To date, we have not earned any revenues.

On March 10, 2010, we caused the incorporation of our wholly owned subsidiary, Goldmin Exploration Inc., (“Goldmin”) under the laws of Nevada.

On March 9, 2012, the Company and a majority of the Company’s stockholders authorized a name change and a 1:100 reverse stock split of our common stock. On May 7, 2012, the Company filed an Amendment to the Articles of Incorporation reflecting a name change to Goldfields International Inc. and the implementation to effect a one-for-one-hundred reverse stock split with all fractional shares being rounded up to the nearest whole share (the “Reverse Split”). The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on June 7, 2012. All share and per share amounts have been retrospectively restated to reflect the Reverse Split. Immediately following the reverse stock split, the number of shares of common stock issued and outstanding decreased from 34,876,932 shares to 348,770 shares.

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

Surface Disturbance

All mining activities governed by the Bureau of Land Management ("BLM") require reasonable reclamation. The lowest level of mining activity, "casual use," is designed for the miner or weekend prospector who creates only negligible surface disturbance (for example, activities that do not involve the use of earth-moving equipment or explosives may be considered casual use). These activities would not require either a notice of intent to operate or a plan of operation. For further information regarding surface management terms, please refer to 43 CFR Chapter II Subchapter C, Subpart 3809.

The second level of activity, where surface disturbance is 5 acres or less per year, requires a notice advising the BLM of the anticipated work 15 days prior to commencement. This notice must be filed with the appropriate field office. No approval is needed although bonding is required. State agencies must be notified to ensure all requirements are met.

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

Trespassing

The BLM will prevent abuse of public lands while recognizing valid rights and uses under the mining laws. The BLM will take appropriate action to eliminate invalid uses, including unauthorized residential occupancy. The Interior Board of Land Appeals (IBLA) has found that a claim may be declared void by the BLM when it has been located and held for purposes other than the mining of minerals. The issuance of a notice of trespass may occur if an unpatented claim/site is:

(1)	used for a home site, place of business, or for other purposes not reasonably related to mining or milling activities;

(2)	used for the mining and sale of leasable minerals or mineral materials, such as sand, gravel and certain types of building stone; or

(3)	located on lands that for any reason have been withdrawn from location after the effective date of the withdrawal.

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

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations. These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements. As a result we may be subject to compliance orders and private party litigation seeking fines, penalties or changes to our operations.

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

Our Directors and Officers may work for other mining and mineral exploration companies. Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Directors' and Officers’ full-time employment with other entities limits the amount of time they can dedicate to us as a Director or Officer. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we contract with several geologists in order to ensure that we are not overly reliant on any one of our Directors and Officers to provide us with geological services. However, we cannot be certain that a conflict of interest will not arise in the future. To date, there have not been any conflicts of interest between the Directors or Officers and the Company.

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

9. Because the search for viable natural resources is extremely risky, no assurance can be made that we will obtain financing which will likely have a negative impact on our financial condition.

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

12. We are heavily dependent on our CEO and President.

Our success depends heavily upon the continued contributions of our CEO and President, whose knowledge, leadership and technical expertise would be difficult to replace. Our success is also dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not maintain any key man insurance. If we were to lose our CEO and President, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time, if ever, as we could hire a suitable replacement.

13. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Beebe, our sole Officer, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Beebe will not be spending all of his time working for the Company. Mr. Beebe expects to expend approximately one day per week on our business. Later, if the demands of our business require the full business time of Mr. Beebe, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Beebe to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Beebe’s other interests increase. Competing demands on Mr. Beebe’s time may lead to a divergence between his interests and the interests of other shareholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.          PROPERTIES

We currently maintain our corporate office at 8022 S. Rainbow Blvd., Suite 417, Las Vegas NV 89139. This rental is on a month-to-month basis.

PLOMOSA MOUNTAIN PROPERTY

Acquisition of Interest

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

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach within Thirty (30) days of written notification by Optionor. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Arizona. The Company also has the right to terminate the Agreement by giving notice to Optionor. As of January 31, 2014 the option agreement is in good standing with the Optionor even though all payments have not been made in accordance with the agreement.

The Plomosa Mountain Property location in Northwest Arizona.

Colorado
River Indian
Reservation
72
BOUSE
95
Plomosa
Property
Plomosa Rd
UTTING
Sunkist Trl
Sunkist Trl
VICKSBURG
72
60
Vicksburg Rd
Mohave Rd
BRENDA
QUARTZSITE
95
60
10
0
4 mi

Description and location of the Plomosa Mountain Property

The Property consists of 31 unpatented mining claims covering approximately 635 acres in the Plomosa mountain range, part of the historic Plomosa District and located in the fairway tract of the world famous Walker Lane Gold Trend. The Walker Lane has historically produced over 50 million ounces of gold and 400 million ounces of silver. This region's Lode and Placer gold has been heavily sought after since the 18th century, and based on historical records and data from former claim holders, the Company believes this property has the potential to host precious minerals.

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

The table below lists the Plomosa Mountain Claims located in Sections 29, 30, 31, 32 of 6N, RI7W G&SR B&M, La Paz County, Arizona.

CLAIM NAME	CLAIMANT'S NAME	AMC NUMBER

PLO 01

PLO 02

PLO 03

PLO 04

PLO 05

PLO 06

PLO 07

PLO 08

PLO 09

PLO 10

PLO 11

PLO 12

PLO 13

PLO 14

PLO 15

PLO 16

PLO 17

PLO 18

PLO 19

PLO 20

PLO 21

PLO 22

PLO 23

PLO 24

PLO 25

PLO 26

PLO 27

PLO 29

PLO 31

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

Horizon Exploration Inc.

Horizon Exploration Inc.

Horizon Exploration Inc.

Horizon Exploration Inc.

411304

411305

411306

411307

411308

411309

411310

411311

411312

411313

411314

411315

411316

411317

411318

411319

411320

411321

411322

411323

411324

411325

411326

411327

411328

411329

411330

411332

411334

411336

411338

The Property claims were recorded on October 12, 2011, and require annual maintenance fees on or before September 1 of each year to prevent expiration. The claims may continue in perpetuity.

Plomosa Mountain Property Claim Map

1234
1497
1308
1216
PLOMOSA
1
3
5
7
9
11
13
15
Prospect
Mine
30
29
2
4
6
8
10
12
14
16
1296
Prospects
19
24
25
17
20
26
27
1370
1319
1272
21
Mine
Prospects
18
22
23
Prospects
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

Planned Exploration

The Property is currently without known reserves. The Company plans to utilize all historical work performed to date in the region and to conduct rock sampling and assaying, for the purpose of developing a detailed exploration program. We are in the process of developing an exploration plan, targeting copper and gold in copper-gold bearing quartz-hematite-sulfide stockwork veining and associated potassic alteration.

WINDY PEAK PROPERTY

Acquisition of Interest

In March 2013, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Corporation staked the boundaries of the Windy Peak Property (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”).

Mr. Robyn, Director of the Company and experienced professional geologist with an extensive background in mineral exploration, physically examined the Windy Peak Property in 2003 to assess it’s geologic attributes including the mineralization and controls on mineralization. Mr. Robyn earned his BA in Geology from Western Michigan University (1972) and his Ph.D., Volcanology and Igneous Petrology (1977) from the University of Oregon with a major in Igneous Petrology/Volcanology. He has 35 years’ of experience in the management of mineral exploration projects, mineral property review and advisor to private party interests.

The Windy Peak Property Location in Nevada

Description and location of the Windy Peak Property

The Windy Peak Property consists of 79 unpatented mineral claims covering approximately 1630 acres 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Windy Peak is approximately 45 miles southeast of Fallon and 6 miles SSW of Middlegate in sections 4,5,8,9,28,32,33 of T15 &16N R35E, Nevada. The Property is divided into 2 non-contiguous claim blocks with the northern claim block being adjacent to Hill 6483 in the Windy Fault, where a small glory hole was discovered and mined in the 1970’s. This discovery was a zone 12-15’ long and approximately 4’ wide where a hole approximately 3’ deep was excavated. It was reported that approximately $10,000 (or 300 ounces) was extracted from this location.

Access to the Windy Peak Property is from U.S. Highway 50, thence south via Highway 361 to an unmarked dirt road that heads west along the south side of an unnamed wash referred to as Windy Wash. The dirt road exits Highway 95 near the border of Sections 27 & 34. The Bell Mountain quadrangle (dated 1972) shows an older dirt road that follows the floor of the wash. About 2 miles along the dirt road, trenching and cutting of trails to access various portions of the Property have extensively disturbed the hill. The dirt road is in good condition, however the steeper trails near Windy Peak will require a 4-wheel-drive for access. There is no plant, equipment, water source nor power currently on site. Power could be provided by portable diesel-powered generators. Non potable water may be source able on site for drilling, mining and milling purposes.

The Property claims are held as unpatented federal land claims administered under the Department of Interior, BLM and Department of Agriculture, Forest Service (“USFS”) under the Federal Land Policy and Management Act of 1976. In order to acquire an unpatented mineral claim the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. The Property surface estate and mineral rights are federally owned and subject to BLM regulations. None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by the BLM.

The table below lists the Windy Peak Property claims located in Sections 4,5,8,9,28,32,33 of T15 &16N R35E, Nevada.

CLAIM NAME	NMC NUMBER
WIN 1	NMC1088835
WIN 2	NMC1088836
WIN 3	NMC1088837
WIN 4	NMC1088838
WIN 5	NMC1088839
WIN 6	NMC1088840
WIN 7	NMC1088841
WIN 8	NMC1088842
WIN 9	NMC1088843
WIN 10	NMC1088844
WIN 11	NMC1088845
WIN 12	NMC1088846
WIN 13	NMC1088847
WIN 14	NMC1088848
WIN 15	NMC1088849
WIN 16	NMC1088850
WIN 17	NMC1088851
WIN 18	NMC1088852
WIN 19	NMC1088853
WIN 20	NMC1088854
WIN 21	NMC1088855
WIN 22	NMC1088856
WIN 23	NMC1088857
WIN 24	NMC1088858
WIN 25	NMC1088859
WIN 26	NMC1088860
WIN 27	NMC1088861
WIN 28	NMC1088862
WIN 29	NMC1088863
WIN 30	NMC1088864
WIN 31	NMC1088865
WIN 32	NMC1088866
WIN 33	NMC1088867
WIN 34	NMC1088868

CLAIM NAME	NMC NUMBER
WIN 35	NMC1088869
WIN 36	NMC1088870
WIN 37	NMC1088871
WIN 38	NMC1088872
WIN 39	NMC1088873
WIN 40	NMC1088874
WIN 41	NMC1088875
WIN 42	NMC1088876
WIN 43	NMC1088877
WIN 44	NMC1088878
WIN 45	NMC1088879
WIN 46	NMC1088880
WIN 47	NMC1088881
WIN 48	NMC1088882
WIN 49	NMC1088883
WIN 50	NMC1088884
WIN 51	NMC1088885
WIN 52	NMC1088886
WIN 53	NMC1088887
WIN 54	NMC1088888
WIN 55	NMC1088889
WIN 56	NMC1088890
WIN 57	NMC1088891
WIN 58	NMC1088892
WIN 59	NMC1088893
WIN 60	NMC1088894
WIN 61	NMC1088895
WIN 62	NMC1088896
WIN 63	NMC1088897
WIN 64	NMC1088898
WIN 65	NMC1088899
WIN 66	NMC1088900
WIN 67	NMC1088901
WIN 68	NMC1088902
WIN 69	NMC1088903
WIN 70	NMC1088904
WIN 71	NMC1088905
WIN 72	NMC1088906
WIN 73	NMC1088907
WIN 74	NMC1088908
WIN 75	NMC1088909
WIN 76	NMC1088910
WIN 77	NMC1088911
WIN 78	NMC1088912
WIN 79	NMC1088913

The Property claims were located and recorded along with the necessary payments being filed in March 2013. Annual maintenance fees of $140 per claim paid to the BLM and recording fees of approximately $15 per claim must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity.

The Windy Peak Property Claim Map

Carlin Trend Mining Services
March 7, 2013

1:24,000

WIN Load Claims
T.15&16N.,R.35E., Churchill County, Nevada

Past Exploration in the Windy Peak area

Fairview District

The Windy Peak area has been considered to be part of, or at least an extension of, the Fairview District, which, is located on Fairview Peak about 6 miles WNW of Hill 6483. Both areas are within the Fairview Peak caldera of Henry but their geochemical differences indicate they are not related.

Windy Peak

The only published information found regarding the Windy Peak area mentions a small leach pad at the Cye Cox prospect at Hill 6483, this exploration was located adjacent to but not on our northern claim block. According to historical reports, an initial 6 claims (Red Star) were staked by Cye Cox of Fallon from 1945 to 1969. Subsequent lessees staked an additional 79 Red Star claims from 1978 to 1979. Cye Cox together with Pete Erb and "Pine Nut" Forbush discovered high-grade gold on the south side of Hill 6483 in the Windy fault in 1970. The discovery was a zone 12-15' long and about 4' wide, where they dug a hole 3' deep. They reportedly extracted about $10,000 (about 300 ounces) in coarse gold from this hole. They named the prospect the Red Star claim because the gold supposedly had a reddish tint to it, redder than Black Hills gold. The presence of old timbers near a mostly-covered hole at the western trench (about mile west of the Windy adit) indicates that they also did some work there. After further examination a plant with a 6-8" grizzly and trommel (21' x 30") was setup and operated. It was stated by one of the partners in the claim that $850,000 in gold was recovered during the plant's operation with concentrates from some recovery units being trucked off-site for processing. It was later determined, but not proven that mercury may have been placed in the ball mill to steal the gold contained in several truckloads of concentrate.

At least 56 RC holes have been drilled on and around the Windy Peak claims area. The identifiable holes are vertical holes, which is interesting because the primary target in the Windy area is bonanza grade veins in steep to vertical structures In effect, the high-grade, structurallyhosted gold potential on the property has not been tested by previous drilling programs.

Geology of the Windy Peak Property area

Review of late Tertiary epithermal gold-silver deposits in the northern Great Basin, revealed that most deposits are spatially and temporally related to two magmatic assemblages: bimodal basalt-rhyolite and western andesite. The Fairview district, including the Bell Mine, is related to a third, minor magmatic assemblage, the late Eocene to early Miocene caldera complexes of the interior andesite-rhyolite assemblage. This assemblage hosts the giant late-Oligocene Round Mountain deposit plus smaller deposits in the Atlanta, Fairview, Tuscarora, and Wonder mining districts. The youngest rocks in the interior andesite-rhyolite assemblage were erupted at about 19 Ma and are in the Fairview and Tonopah mining districts. Recent studies have shown that the magmatism associated with the interior andesite rhyolite assemblage had a close spatial and temporal association with crustal extension, and that these magmas were formed by partial mixing of mantle-derived basal with crustal melt.

Planned Exploration

The Company’s objectives are to assess the Windy Peak Property’s geological merits to establish an exploration program and identify the potential for economically viable mineralization. The cost of this exploration plan has not yet been determined therefore estimated exploration expenditures are not available at this time. We recognize that Windy Peak is a grass roots exploration opportunity and there are no proven or probable reserves. At the time of this Annual Report, the Company does not have the necessary funding to develop and implement an exploration plan. If funding was to be obtained, the Company would move forward with an exploration budget based upon the results of our independent analysis and recommendations of our Board of Directors.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Markets and the OTCBB under the trading symbol “GDFI”. In 2010, the new “OTC Markets” quotation tiers began replacing the former OTCBB. The OTC Markets launched the OTCQB marketplace to help investors easily identify SEC reporting companies and regulated banks that are current with their disclosure obligations. Issuers on the OTCQB must be fully reporting and current in their reporting obligations with the SEC. Although the entire Over the Counter quotation system is regulated by the SEC and FINRA, OTC Markets and the OTCBB are both now privately owned and merely serve as quotation mediums. The OTC Markets is more user friendly, factually up-to-date and accurate than the website for the OTCBB. Over the Counter quotes can be found at www.otcmarkets.com. Through the progressive changes of the OTC Markets platform, the Company’s stock is now quoted on the OTCQB, as well as the OTCBB.

Financial Quarter		Bid Information*
Fiscal Year Ended January 31,	Quarter	High Bid	Low Bid
	Fourth Quarter	$0.15	$0.10
2014	Third Quarter	$0.15	$0.10
	Second Quarter	$0.25	$0.12
	First Quarter	$0.25	$0.25

	Fourth Quarter	$0.34	$0.25
2013	Third Quarter	$0.61	$0.25
	Second Quarter	$2.25	$0.60
	First Quarter	$3.50	$1.15

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

The Company estimates that as of April 4, 2014, we had 57 (fifty-seven) registered holders of shares of common stock.

Warrants or Options

Please refer to Note 7 under the caption “Stockholders’ Equity” for detailed information regarding outstanding warrants.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On February 27, 2013 and March 11, 2013, the Company closed private placements for a total of 750,000 units at $0.10 per unit for total proceeds of $75,000 from US investors pursuant to Regulation D of the Securities Act of 1933, as amended. Each unit consists of one share of common stock and one Class A Warrant exercisable, beginning on the one year anniversary date of the placement, for one share of common stock for a period of four years and expiring in 2018. The proceeds of the sale will be used as working capital.

Dividend Policy

As of January 31, 2014, there had been no dividends declared on the Company’s common stock.  We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of January 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	750,500 (1)	$0.15	8,901,000
Total	750,500	$0.15	8,901,000

(1) Such amount includes 500 common stock purchase options which are outstanding and exercisable pursuant to the 2004 Stock Option Plan.  It also includes 750,000 common stock purchase warrants. During the year January 31, 2014, 10,658 warrants expired without being exercised.

The 2004 Stock Option Plan

In March 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan") reserving 50,000 common shares for grant to employees, directors and consultants. On March 10, 2014, the 2004 Plan expired and 500 options remained outstanding and exercisable at a weighted average exercise price of $6.00 per option. As of April 2, 2014 these options expired.

The 2013 Stock Option Plan

In March 2013, the Board of Directors adopted the 2013 Stock Option Plan (the "2013 Plan") reserving 8,900,000 common shares for grant to employees, directors and consultants. As of January 31, 2014, there were no options granted under the 2013 Plan. The following discussion describes material terms of grants made pursuant to the stock option plans:

Pursuant to the 2013 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”) or as non-qualified stock options. The Plan is administered by the Option Committee (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

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

Plan of Operations

Our business plan is to proceed with the acquisition and exploration of mineral properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. We had cash of $25,894 and working capital of  $(29,983) as of January 31, 2014.

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

Results of Operations for the Fiscal Year Ended January 31, 2014

We did not earn any revenues during the fiscal year ended January 31, 2014 or 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended January 31, 2014 we had a net loss of $130,226 compared to a net loss of $133,378 from the prior year, a decrease of $3,152.  Our decrease in net loss is comprised of an increase in general operating expenses of $4,306, a decrease in property acquisition and exploration expenses of $6,223 and an increase in other income of $1,236.

General operating expenses increased $4,306 during the year ended January 31, 2014 compared to the year ended January 31, 2013. The increase is comprised of a $13,205 decrease in audit fees due to a change in accounting policy whereby the Company is no longer accruing year-end audit fees but is expensing them when incurred. This decrease was offset by an $8,000 increase in professional fees related to administrative services; an increase of $3,530 in legal fees related to SEC filings; an increase of $3,244 in consulting fees related to property consulting; and an increase of $2,737 in general office expenses.

Property acquisition and exploration expenses decreased $6,223 during the year end January 31, 2014 compared to the year ended January 31, 2013. The decrease is comprised of a $43,000 decrease in option fees for the acquisition of the Plomosa Mountain Property offset by an increase of $36,777 in the acquisition of unpatented mineral claims and staking fees of the Windy Peak Property.

Other income increased $1,236 during the year ended January 31, 2014 compared to the year ended January 31, 2013 due to a one time gain on a reclamation deposit refund from the BLM.

Liquidity and Capital Resources

We had cash of $25,894 and working capital of $(29,983) as of January 31, 2014. We anticipate that we will incur over the next twelve months:

•	$295,000 in connection with acquisition and exploration of mineral properties, which includes $40,000 for option payments and $200,000 for exploration payments due under the Plomosa Mountain Property Agreement , as well as $55,000 for the Windy Peak Property.

•	$84,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

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

Net cash used in operating activities during the year ended January 31, 2014 was $126,437 compared to $126,517 during the year ended January 31, 2013.   Cash used in operations was consistent year over year..

Net cash generated from financing activity was $75,000 for the year ended January 31, 2014 compared to $155,750 for the year ended January 31, 2013. The $80,750 decrease is due to issuing fewer shares of common stock through private placements.

Net cash generated from investing activity was $43,036 for the year ended January 31, 2014 compared to nil for the year ended January 31, 2013. The increase is due to the refund of reclamation deposits with the BLM.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

1.	Auditors’ Reports;

2.	Audited Consolidated Financial Statements for the year ended January 31, 2014, including:

a.	Consolidated Balance Sheets as at January 31, 2014 and 2013;

b.	Consolidated Statements of Operations for the years ended January 31, 2014 and 2013 and for the period from inception on December 21, 2001 to January 31, 2014;

c.	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2014 and 2013 and for the period from inception on December 21, 2001 to January 31, 2014;

d.	Consolidated Statements of Cash Flows for the years ended January 31, 2014 and 2013 and for the period from inception on December 21, 2001 to January 31, 2014;

e.	Notes to the Consolidated Financial Statements.

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Goldfields International, Inc.

(Formerly American Goldfields, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Goldfields International, Inc. (formerly American Goldfields, Inc.) (an exploration stage company) as of January 31, 2014 and 2013, and the related statements of operations, and cash flows for the years ended January 31, 2014 and 2013, and the cumulative since December 21, 2001 (inception) to January 31, 2014, and the statement of stockholder’s equity since December 21, 2001 (inception) to January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldfields International, Inc. (formerly American Goldfields, Inc.) (an exploration stage company) as of January 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended January 31, 2014 and 2013 and the cumulative since December 21, 2001 (inception) to January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 30, 2014

Goldfields International Inc.

(An exploration stage company)

Consolidated Balance Sheets

	January 31,
	2014	2013
ASSETS
Current assets
Cash	$25,894	$34,295
Prepaid expenses	–	15,000
Total current assets	25,894	49,295

Long-term assets
Reclamation deposits	–	41,800
Total assets	$25,894	$91,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$–	$12,100
Loans payable	50,000	50,000
Accrued interest - loan payable	5,877	3,752
Total current liabilities	55,877	65,852

Stockholders' equity
Preferred stock: par value $0.001, 100,000,000 share authorized, no shares issued or outstanding at January 31, 2014 and 2013	–	–
Common stock: par value $0.001, 600,000,000 shares authorized, 60,623,858 and 59,873,858 shares issued and outstanding at January 31, 2014 and 2013, respectively	60,624	59,874
Additional paid-in capital	4,245,840	4,171,590
Deficit accumulated during the exploration stage	(4,336,447)	(4,206,221)
Total stockholders’ equity	(29,983)	25,243

Total liabilities and stockholders’ equity	$25,894	$91,095

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(An exploration stage company)

Consolidated Statement of Operations

			Inception
	Years Ended January 31,		December 21, 2001 to
	2014	2013	January 31, 2014
Revenue	–	–	–

Expenses
Mineral acquisition and exploration expenditures	$43,777	$50,000	$2,874,302
Office and sundry	4,815	1,824	549,285
Rent	–	–	29,018
Professional fees	10,094	14,555	307,710
Administrative fees	68,000	60,000	153,045
Transfer agent fees	2,653	2,968	13,151
Amortization	–	–	18,000
Interest	2,126	2,126	6,948
Directors fees	–	–	49,754
Consulting fees	–	1,920	584,947
Total expenses	131,465	133,393	4,586,160

Loss from operations	(131,465)	(133,393)	(4,586,160)

Other income (expenses)
Foreign currency translation	3	15	(33)
Gain on disposal of mineral properties	1,236	–	237,981
Interest income	–	–	11,765
Total other income (expenses)	1,239	15	249,713

Net Loss for the period	$(130,226)	$(133,378)	$(4,336,447)

Loss per share of common stock
basic and diluted	(0)	(0)

Weighted averages shares outstanding
basic and diluted	60,551,941	30,091,870

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(An exploration stage company)

Consolidated Statement of Stockholders’ Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficiency Accumulated During the Exploration Stage	Total Stockholders' (Deficit) Equity

Shares issued for cash on Incorporation at $0.0167 per share	360,000	$360	$5,640	$–	$6,000
Shares issued for cash at $3.00 per share on January 31, 2002	179,232	179	89,392	–	89,571
Net loss for the period	–	–	–	(10,745)	(10,745)
Balance, January 31, 2002	539,232	539	95,032	(10,745)	84,826

Net loss for the year	–	–	–	(54,598)	(54,598)
Balance, January 31, 2003	539,232	539	95,032	(65,343)	30,228

Net loss for the year	–	–	–	(28,366)	(28,366)
Balance, January 31, 2004	539,232	539	95,032	(93,709)	1,862

Contributions by shareholders	–	–	4,543	–	4,543
Cancellation of common shares on March 31, 2004	(300,000)	(300)	300	–	–
Stock-based compensation	–	–	61,200	–	61,200
Exercise of common stock options	15,000	15	89,985	–	90,000
Private placement, common share issuances for cash at $250.00 per unit on November 4, 2004	4,036	4	1,008,996	–	1,009,000
Net loss for the year	–	–	–	(325,261)	(325,261)
Balance, January 31, 2005	258,268	258	1,260,056	(418,970)	841,344

Exercise of common stock options	750	1	4,499	–	4,500
Stock-based compensation	–	–	1,302,400	–	1,302,400
Net loss for the year	–	–	–	(1,819,720)	(1,819,720)
Balance, January 31, 2006 carried forward	259,018	259	2,566,955	(2,238,690)	328,524

Cancellation of common stock on July 12, 2006	(30,000)	(30)	(29,970)	–	(30,000)
Cancellation of common stock on July 14, 2006	(30,000)	(30)	(29,970)	–	(30,000)
Exercise of common stock options	4,000	4	479,996	–	480,000
Stock-based compensation	–	–	195,600	–	195,600
Net loss for the year	–	–	–	(692,299)	(692,299)
Balance, January 31, 2007	203,018	203	3,182,611	(2,930,989)	251,825

Private placement, common share issuances for cash at $64 per unit on December 6, 2007	3,125	3	199,997	–	200,000
Exercise of common stock options	3,750	4	199,496	–	199,500
Stock-based compensation	–	–	187,800	–	187,800
Net loss for the year	–	–	–	(955,613)	(955,613)
Balance, January 31, 2008	209,893	210	3,769,904	(3,886,602)	(116,488)

Goldfields International Inc.

(An exploration stage company)

Consolidated Statement of Stockholders’ Equity – continued

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficiency Accumulated During the Exploration Stage	Total Stockholders' (Deficit) Equity

Exercise of share purchase warrants in February and March 2008	3,125	3	218,747	–	218,750
Net loss for the year	–	–	–	(32,507)	(32,507)
Balance, January 31, 2009	213,018	213	3,988,651	(3,919,109)	69,755

Net loss for the year	–	–	–	(75,126)	(75,126)
Balance, January 31, 2010	213,018	213	3,988,651	(3,994,235)	(5,371)

Exercise of share purchase warrants in March 2010	541	1	39,999	–	40,000
Net loss for the year	–	–	–	(11,330)	(11,330)
Balance, January 31, 2011	213,558	214	4,028,650	(4,005,565)	23,299

Net loss for the year	–	–	–	(67,278)	(67,278)
Balance, January 31, 2012	213,558	214	4,028,650	(4,072,843)	(43,979)

Private placement on February 22, 2012	130,000	130	129,870	–	130,000
Stock issued for severance payment	5,300	5	10,595	–	10,600
Private placement on August 1, 2012	24,500,000	24,500	–	–	24,500
Issuance of stock for property option agreement	35,000,000	35,000	–	–	35,000
Exercise of stock option	25,000	25	1,225	–	1,250
Stock-based compensation	–	–	1,250	–	1,250
Net loss for the year	–	–	–	(133,378)	(133,378)
Balance, January 31, 2013	59,873,858	59,874	4,171,590	(4,206,221)	25,243

Private placement on February 27, 2013	250,000	250	24,750	–	25,000
Private placement on March 11, 2013	500,000	500	49,500	–	50,000
Net loss for the year	–	–	–	(130,226)	(130,226)
Balance, January 31, 2014	60,623,858	$60,624	$4,245,840	$(4,336,447)	$(29,983)

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(An exploration stage company)

Consolidated Statement of Cash Flows

	Years Ended January 31,		Inception December 21, 2001 to January 31,
	2014	2013	2014
Cash flows from operating activities
Net loss for the period	$(130,226)	$(133,378)	$(4,336,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	1,250	1,730,250
Stock issued for property acquisition	–	35,000	35,000
Amortization of web-site development costs	–	–	18,000
Gain on refund of reclamation deposit	(1,236)		(1,236)
Changes in operating assets and liabilities:
Change in prepaid assets	15,000	(15,000)	–
Change in accounts payable and accrued liabilities	(12,100)	(16,515)	15,143
Change in accrued interest	2,125	2,126	5,877
Net cash flows from operating activities	(126,437)	(126,517)	(2,533,413)

Cash flows from financing activities
Proceeds from note payable	–	–	50,000
Issue of common stock	75,000	154,500	1,534,071
Proceeds from the exercise of warrants	–	–	258,750
Proceeds from the exercise of common stock options	–	1,250	775,250
Redemption of common shares	–	–	(60,000)
Net cash flows from financing activities	75,000	155,750	2,558,071

Cash flows from investing activities
Reclamation deposit	43,036	–	1,236
Net cash flows from investing activities	43,036	–	1,236

Increase (decrease) in cash	(8,401)	29,233	25,894
Cash, beginning of period	34,295	5,062	–

Cash, end of period	25,894	34,295	25,894

Noncash investing and financing activities:
Stock issued for severance payments	$–	$10,600	$10,600

Interest and income taxes paid:	$–	$–	$–

The accompanying notes are an integral part of these financial statements

Goldfields International Inc.

(An exploration stage company)

Notes to the Consolidated Financial Statements

January 31, 2014

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

Note 2.  Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,336,447 for the period from December 21, 2001 (inception) to January 31, 2014, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management is seeking additional capital through an equity financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.  Environmental costs amounted to $0 and $0 at January 31, 2014 and 2013, respectively.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method.  Asset retirement obligations amounted to $0 and $0 at January 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company measures all stock-based compensation awards at fair value on the date of grant and recognize such expense in its financial statements over the requisite service period for awards expected to vest.  The Company generally uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 7. Shareholders’ Equity” for additional information on the Company’s stock-based compensation plans.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended January 31, 2014.

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

At January 31, 2014 and 2013, potential common shares of 750,500 and 11,158, respectively, related to common stock options and warrants were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

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

Note 4.  Mineral Property Interests

Plomosa Property

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

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the Agreement by giving notice to Optionor. As of January 31, 2014 the option agreement is in good standing with the Optionor even though all payments have not been made in accordance with the Agreement.

Windy Peak Property

In March 2013, through the establishment of 79 unpatented mineral claims with the Bureau of Land Management (“BLM”), the company acquired a mineral property interest (hereinafter referred to as the “Windy Peak Property,” or “Windy Peak.) Windy Peak consists of approximately 1,630 acres located approximately 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Windy Peak is approximately 45 miles southeast of Fallon and 6 miles SSW of Middlegate in Sections 4,5,8,9,28,32,33 of T15 &16N R35E, Nevada. The Property is divided into 2 non-contiguous claim blocks with the northern claim block being adjacent to Hill 6483 in the Windy Fault mineral deposit.

The Property claims were located and recorded along with the necessary payments being filed in March 2013. Annual maintenance fees of $140 per claim paid to the BLM and recording fees of approximately $15 per claim must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity.

The Property claims are held as unpatented federal land claims administered under the Department of Interior, Bureau of Land Management (“BLM”) and Department of Agriculture, Forest Service (“USFS”) under the Federal Land Policy and Management Act of 1976. In order to acquire an unpatented mineral claim the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. The Property surface estate and mineral rights are federally owned and subject to BLM regulations. None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by the BLM.

Note 5.  Reclamation Deposits

The Company has been granted exploration permits from the State of Nevada for several of its properties.  As part of the application process, the Company is required to pay refundable deposits to the State as surety for the estimated reclamation costs associated with planned exploration programs.  Upon completion of required reclamation the Company will receive a refund of the deposit. The BLM has released the Nevada properties bond and the required application has been submitted for the return of the funds. In March 2013, the Company received the refund for the reclamation deposit totaling $43,036 of which the Company had capitalized $41,800. The difference of $1,236 was recorded as a gain on disposal of mineral properties in the Statement of Consolidated of Operations for the period ended January 31, 2014.

Note 6.  Loans Payable

On April 8, 2011, the Company entered into a $20,000 loan agreement with an unrelated party to provide working capital.  The loan bears interest at the United States Prime Rate plus 1%.  The Company may repay the entire loan including the outstanding interest at any time by advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. On May 9, 2011, the Company entered into a second loan agreement with this same party for $30,000.  The loan bears the same terms and conditions as the loan agreement dated April 8, 2011.

During the years ended January 31, 2014 and 2013, the Company recorded interest expense totaling $2,125 and $2,126 respectively, in its Consolidated Statement of Operations related to these loans payable.

Note 7.  Shareholders’ Equity

The Company’s  authorized capital consists of 600,000,000 shares of common stock, par value of $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share.

On February 27, 2013 and March 11, 2013, the Company closed private placements for a total of 750,000 units at $0.10 per unit for total proceeds of $75,000. Each unit consists of one share of common stock and one Class A Warrant exercisable, beginning on the one year anniversary date of the placement, for one share of common stock for a period of four years and expiring in 2018.

On January 31, 2013, the Company issued 25,000 shares upon the exercise of stock options for aggregate proceeds of $1,250.

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

Warrants

The following table lists the common share warrants outstanding as January 31, 2014.  Each warrant is exchangeable for one common share.

		Exercise
Class	Quantity	Price	Exercise Period

A	750,000	$ 0.15	February 27, 2017 to March 11, 2018
	750,000

Stock Options

March 1, 2013, the Company completed the registration of its 2013 Stock Option Plan (the "2013 Plan"), in order to provide to officers, directors, consultants and advisors of the Company added incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company for high levels of performance and to reward unusual efforts which increase the earnings and long-term growth of the Company. It is intended to accomplish this by providing for the grant of "Incentive Stock Options" and "Nonqualified Stock Options" to qualified eligible individuals.

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

Option grants shall be made at fair market value per share on the date of grant. Fair market value shall be determined on the following basis: (i) if the Shares are not traded on a securities exchange and are not quoted on the National Association of Securities Dealers, Inc.'s Automated Quotation System ("NASDAQ"), but are quoted on the Over The Counter Electronic Bulletin Board, "Fair Market Value per Share" shall be the mean between the average daily bid and average daily asked prices of the Shares on the applicable date, as published on such bulletin board; (ii) if the Shares are not traded on a securities exchange and are quoted on NASDAQ, "Fair Market Value per Share" shall be the closing transaction price of the Shares on the applicable date, as reported on NASDAQ; (iii) if the Shares are traded on a securities exchange, "Fair Market Value per Share" shall be the daily closing price of the Shares, on such securities exchange as of the applicable date; or (iv) if the Shares are traded other than as described in (i), (ii) or (iii) above, or if the Shares are not publicly traded, "Fair Market Value per Share" shall be the value determined by the Option Committee in good faith based upon the fair market value as determined by completely independent and well qualified experts.

As of January 31, 2014 no stock options had been granted under the 2013 Plan.

The Company’s Board of Directors adopted the Goldfields International Inc.’s 2004 Stock Option Plan (the “2004 Plan”) which reserved 50,000 common shares for grant to employees, directors and consultants.  As of January 31, 2014, there were 1,000 shares available for grant and 500 options outstanding. No further grants were awarded under the 2004 Plan between January 31, 2014 and March 4, 2014, the date the 2004 Plan expired. Additionally, the 500 options outstanding as of January 31, 2014 expired on April 2, 2014 without being exercised.

Option activity under the Company’s stock option plans as of and for the year ended January 31, 2014 was as follows:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(years)	Value
Balance, January 31, 2012	500	$6.00
Options granted	25,000	$0.05
Options exercised	(25,000)	$0.05
Options canceled	–
Balance, January 31, 2013	500	$6.00
Options granted	–
Options exercised	–
Options canceled	–
Balance, January 31, 2014	500	$6.00	0.17
Exercisable at January 31, 2014	500	$6.00	0.17	$–

The Company estimated the fair value of options granted under the stock option plan considering recent trading transaction due to the thin trading of its stock.

Stock-based compensation expense is included on the Consolidated Statements of Operations based upon job functions of the participant receiving the grants.  Compensation expense related to the Company’s stock-based compensation plans for the years ended January 31, 2014 and 2013 was nil and $1,250 recognized as consulting expenses, respectively.

All stock options currently outstanding are fully vested so there is no unrecognized compensation expense as of January 31, 2014.

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

During the year ended January 31, 2014, in accordance with the Agreement the Company paid the Optionor $7,000 in option payments that are recorded as mineral acquisition and exploration expenditures in the Consolidated Statement of Operations. For further details of the Agreement, see “Note 4. Mineral Property Interests.”

Note 9.  Income Taxes

Deferred tax assets of the Company are as follows:

	2014	2013
Loss carry-forwards	$1,378,000	$1,334,000
Less: Valuation allowance	(1,378,000)	(1,334,000)
Deferred tax asset recognized	$–	$–

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2013 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:

	2014	2013
Computed “expected” tax benefit	$44,277	$45,349
Permanent differences	(277)	4,651
Change in Valuation Allowance	(44,000)	(50,000)
Income tax provision	$–	$–

As at January 31, 2014, the Company has net operating loss carry-forwards of approximately $4,050,197 (2013 - $3,919,971), which expire between 2022 and 2032.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010. The tax years 2010 through 2013 remain open to examination by federal agencies and other jurisdictions in which it operates.

Note 10.  Subsequent Events

In preparing these consolidated financial statements, management has evaluated information about subsequent events that became available to them through the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of January 31, 2014, the Company’s internal control over financial reporting was effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of January 31, 2014.

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

ITEM 9B.      OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the Company’s Executive Officers and Directors as of April 4, 2014.

Name	Position	Age	Date of First Election Or Appointment

Richard Kehmeier(1)	Director, President, Chief Executive and Operating Officer, Treasurer, and Secretary	65	August 1, 2009
Jared Beebe (1)	Director	63	September 15, 2006
Thomas Robyn(2)	Director	73	February 19, 2013

(1)	On August 01, 2009, Mr. Richard Kehmeier joined the Company’s Board of Directors and on November 30, 2010 he was appointed the Company’s President, Chief Executive Officer, Secretary, and Treasurer. On March 19, 2014, Mr. Kehmeier resigned from all positions and Mr. Beebe was appointed as Interim President, Secretary and Treasurer.
(2)	On February 19, 2013, Mr. Thomas Robyn joined the Company’s Board of Directors.

The following is a brief account of the education and business experience of each Director and Executive Officer during the past five years:

Richard Kehmeier is an AIPG Certified Professional Geologist with over forty years of international experience in all phases of resource development for the mining industry.  Mr. Kehmeier is currently the Chief Geologist for RungePincockMinarco in Lakewood Colorado.  During his career he has held such positions as Vice President of Exploration at Gold Reserve Corp and Atlas Corporation and has worked for companies such as Union Carbide, and Anaconda.  He is responsible for the discovery of nearly 15 million ounces of gold in his career.  Mr. Kehmeier graduated from the Colorado School of Mines with a Bachelor of Science in Geological Engineering and a Master of Science in Geology.

Jared Beebe is an experienced geologist with an extensive background in mineral exploration.   In his nearly 28 years of working in the mining industry, he has worked for a variety of exploration companies in Canada and the United States.  He is currently an independent consulting Project Manager.  He previously worked for Soho Resources from 2007 to 2008, for Globex Mining in 2006, for Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems.  Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981.  He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists. Mr. Beebe is currently a Director of Patriot Gold Corp. and Director/Vice President of Exploration for Duke Mountain Resources.

Thomas L. Robyn earned his BA in Geology from Western Michigan University (1972) and his Ph.D., Volcanology and Igneous Petrology (1977) from the University of Oregon with a major in Igneous Petrology/Volcanology. He has 35 years' experience in management of minerals exploration projects, mineral property review for the capital markets, and advisor to private interests.  He began his career with Anaconda Minerals Company and has held top-level positions with several junior companies. He has planned and supervised exploration projects in such countries as Australia, Ecuador, Greenland, Norway, Liberia, Equatorial Guinea, Guyana and Suriname, as well as several U.S. States. As President & CEO and Director of Yorbeau Resources, he designed and implemented an exploration program that resulted in discovery of two Late Archean gold deposits along the Cadillac-Larder Lake Break in the Abitibi region of Quebec, the Lake Gamble and Cinderella deposits. As Executive Chairman of Dia Bras Exploration (now Sierra Metals), he conceived and supervised pilot mining programs for a Cu-Zn skarn deposit (Bolivar) and a low-sulfidation epithermal silver deposit (Cusi) in Chihuahua State, Mexico. Both mines are now in commercial production. Dr. Robyn is currently Senior Vice President, Exploration, Sierra Metals (Vancouver) and a Director of Yorbeau Resources (Montreal).

Our Directors are appointed to hold office until the next annual general meeting of our shareholders, if required by Nevada law, or until removed from office in accordance with our Bylaws.  Our Officers are appointed by our Board of Directors and holds office until removed by the Board.

The Board of Directors has not established an Audit Committee and does not have an audit committee financial expert. Currently the Board functions as the Audit Committee.

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

We are not aware of any instances in fiscal year 2014 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

—	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

—	full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; compliance with applicable governmental laws, rules and regulations;

—	the prompt internal reporting of violations of the code to the Board of Directors or another appropriate person or persons; and

—	accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics. Such request may be made in writing to the Board of Directors at the address of the issuer.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation

Mr. Richard Kehmeier served as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer and Secretary since November 30, 2010. On March 19, 2014, Mr. Kehmeier resigned from all positions and Mr. Beebe was appointed Interim President, Secretary and Treasurer. We had no other officers during the fiscal year ended January 31, 2014.

We have no employment agreements with any of our directors or our sole executive officer.  We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

There was no compensation paid or earned during the fiscal years ended January 31, 2014, 2013 and 2012 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended January 31, 2014, regardless of compensation level; (ii) all individuals who served as officers at January 31, 2014 and whose total compensation during the fiscal year ended January 31, 2014 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended January 31, 2014 and whose total compensation during the fiscal year ended January 31, 2014 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

Outstanding Equity Awards

None of our Directors or Executive Officers hold unexercised options or stock that have not vested, or equity incentive plan awards.

Compensation of Directors

The Company entered into Service Agreements with Mr. Kehmeier and Mr. Beebe to receive USD $500 per month for serving as Directors of the Company. Mr. Kehmeier and Mr. Beebe agreed to suspend their director’s fees in order to conserve working capital.  For the fiscal period ending January 31, 2014, there was $Nil paid to Mr. Kehmeier and $Nil to Mr. Beebe.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 4, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 60,623,858 shares of common stock issued and outstanding.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Horizon Exploration Inc. (1)	Common	35,000,000	57.73%
Richard Kehmeier (2)	NA	0	0
Jared Beebe (2)(3)	NA	0	0
Thomas Robyn (4)	NA	0	0
All directors and executive officers as a group	NA	0	0

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(1)	Horizon Exploration claims sole voting and dispositive power with respect to 35,000,000 shares of the Company’s common shares as of April 23, 2013.

(2)

Mr. Richard Kehmeier served as a Director since August 1, 2009 and as our President, Chief Executive and Operating Officer, Treasurer, and Secretary since November 30, 2010. On March 19, 2014, Mr. Kehmeier resigned from all positions and Mr. Beebe was appointed as Interim President, Secretary and Treasurer..

(3)	Jared Beebe has been serving as a Director since September 15, 2006 and on March 19, 2014 was appointed Interim President, Secretary and Treasurer.

(4)	Thomas Robyn has been serving as a Director since February 19, 2013.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” We believe that our Directors currently meet the definition of “independent” as that term is defined under applicable SEC rules..

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is the Company’s Principal Accountant. Their fees billed to the Company for the fiscal years ending January 31, 2014 and 2013 are set forth below:

	Fiscal year ending January 31, 2014	Fiscal year ending January 31, 2013
Audit Fees	$12,000	$12,000
Audit Related Fees	NIL	$2,755
Tax Fees	NIL	NIL
All Other Fees	$1,400	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the ByLaws of the Company.

PART IV

ITEM 15.      EXHIBITS

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

3.2	Bylaws	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

4.1	Share Certificate	Previously filed with the Company’s Form SB-2, filed with the SEC on March 13, 2002, as amended on Jun 12, 2002, July 18, 2002, and August 22, 2002

10.6	Property Option Agreement dated August 1, 2012, by and between the Company and Horizon Exploration, Inc.	Previously filed on October 16, 2013

10.7	Stock Option Plan dated March 1, 2013	Previously filed on Form S-8 filed with the SEC on March 1, 2013

14.1	Consent of Robison Hill	Attached Hereto

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto

32.1	Section 1350 Certifications	Attached Hereto

101.INS	XBRL Instance Document.	Attached Hereto

101.SCH	XBRL Taxonomy Extension Schema Document	Attached Hereto

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached Hereto

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached Hereto

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached Hereto

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDFIELDS INTERNATIONAL INC.

Dated: April 30, 2014	By:	/s/ Jared Beebe
	Name:	Jared Beebe
	Title:	Interim President, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jared Beebe	Interim President, Secretary, Treasurer and Director	April 30, 2014
Jared Beebe

/s/ Thomas Robyn	Director	April 30, 2014
Thomas Robyn

